Form 10QSB
period 1996-03-31
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 1996-05-15
CIK 1000048

FORM 10-QSB


 ===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

 ===============================================================================


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly period ended March 31, 1996


                           Commission File No. 0-26682

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.


                Delaware                               11-3199437
    ----------------------------------    -----------------------------------
     (State or other Jurisdiction of       (IRS Employer Identification No.)
     Incorporation or Organization)

              10 Edison Street, East   Amityville, New York  11701
    -------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  516-842-7600
    -------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

                    YES  X    NO
                        ---      ---

The number of outstanding shares of the registrant's only class of common stock as of March 31, 1996: 11,756,968

                        TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                                 INDEX TO FORM 10-QSB
                                    MARCH 31, 1996


                                                                       PAGE
                                                                       ----
                  PART I -    FINANCIAL INFORMATION

               Item 1. - Financial Statements (Unaudited)                 3

                  Consolidated Balance Sheets - March 31, 1996
                  and Dec. 31, 1995                                       4

                  Consolidated Statements of Operations
                  For The Three Months Ended March 31, 1996
                  and March 31, 1995                                      5

                  Consolidated Statements of Cash Flows
                  For The Three Months Ended March 31, 1996
                  and March 31, 1995                                      6

                  Notes to Consolidated Financial Statements              7


               Item 2. - Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                                       8

                  Results of Operations                                   8

                  Liquidity and Capital Resources                         8


                  PART II -   OTHER INFORMATION                          10

                  SIGNATURES                                             11

                                        Part I


               Item 1.   Financial Statements

                    The financial statements of Technology Flavors & Fragrances, Inc. ("TFF" or the "Company") begin on page 4.

                        TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                             CONSOLIDATED BALANCE SHEETS


                                          March, 31,    Dec 31,
                                             1996
                                          (unaudited)      1995
                                          -----------   ---------

     ASSETS

 Current assets:
   Cash and cash equivalents          $    266,119  $  467,134
   Receivables                           3,886,680   2,653,731
   Inventories                           3,199,059   3,420,254
   Prepaid Expenses and Other Current
   Assets                                  404,673     195,287
                                      -------------  ---------

        Total current assets             7,756,531   6,736,406

 Fixed assets, net                       1,420,247   1,480,101
 Intangible assets, net                  6,673,194   6,812,137
 Other assets                               92,879     387,787
 Notes Receivable from related parties     305,881     316,774
                                      -------------  ---------
        Total assets                   $16,248,732 $15,733,205
                                       =========== ===========

     LIABILITIES

 Current Liabilities:
   Notes Payables                     $  1,100,000 $ 1,100,000
   Current portion of long-term debt       177,604      52,000
   Accounts Payable                      2,960,752   2,318,968
   Accrued expenses                        306,979     288,245
                                     ------------- -----------
                                         4,545,335   3,759,213

   Long-term debt                        4,210,415   4,388,019
   Deferred rent payable                    14,861      12,479
                                       -----------------------

        Total Liabilities              $ 8,770,611 $ 8,159,711
                                       ----------- -----------

     STOCKHOLDERS' EQUITY

 Common stock                              121,667     121,667
 Paid-in capital                         9,457,251   9,457,251
 (Accumulated deficit) retained
 earnings                               (1,405,903) (1,290,277)
 Less:
   Unearned Compensation arising from
   stock awards                           (378,053)   (398,306)
   Treasury stock at cost- 409,739
   shares of common stock                 (316,841)   (316,841)
                                      ------------- ----------

     Total stockholders' equity       $  7,478,121  $ 7,573,494
                                      ------------- ----------

     Total liabilities and
     stockholders' equity             $ 16,248,732 $15,733,205
                                      ============ ===========

                 See notes to consolidated financial statements.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                      Three months ended March 31,

                                             1996           1995
                                             ----           ----


 Net Sales                                 $5,262,419    $3,907,632
 Cost of sales                              3,278,061     2,306,610
                                            ---------     ---------

   Gross profit                             1,984,358     1,601,022
                                            ---------     ---------

 Operating expenses:
   Selling                                    708,243       672,167
   General and administrative                 684,505       448,579
   Research and development                   398,872       299,808
   Amortization of intangible
   assets                                     176,037       110,391
                                          -----------    ----------

     Total operating expenses               1,967,657     1,530,945
                                         ------------   -----------

   Income from operations                      16,701        70,077
   Other expense                              129,692        14,205
                                           ----------    ----------


   (Loss) income before provision for
   income taxes                              (112,991)       55,872

   Provision for income taxes                   2,635
                                          -----------

     Net (Loss) Income                    $  (115,626)   $   55,872
                                          ============   ==========

   Net (Loss) income per share           $       (.01)  $      (.00)
                                         =============  ============

   Shares outstanding (weighted
   average)                                11,756,968    11,316,706
                                          ===========    ==========

                 See notes to consolidated financial statements.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                          Three months ended March 31,

                                                1996           1995
                                                ----           ----
 Cash flows from operating activities:
   Net (loss) income                       $(115,626)      $ 55,872
   Adjustments to reconcile net income
   to net cash provided
     by operating activities:
     Depreciation and amortization           255,066        171,898
     Unearned compensation                    20,253
     Deferred rent                             2,382         (3,416)
     Changes in assets and liabilities:
        Accounts receivable               (1,232,949)      (648,101)
        Inventories                          221,195        (36,621)
        Prepaid expenses and other
        assets                              (221,886)         6,976
        Other Assets                           6,755
        Accounts payable                     641,784        273,898
        Accrued expenses                      18,734         57,173
                                          ----------    -----------

           Net cash used
             in operating activities:       (404,292)      (122,321)
                                          ----------    -----------
 Cash flows from investing activities:
   Capital expenditures                      (19,175)       (12,919)
   Notes receivable                           10,893        (39,976)
   Decrease (Increase) in cash
   surrender
     value of life insurance policy          288,153        (15,413)
   Acquisition of Seafla, Inc.
                                             (24,594)
                                      -------------- --------------

 Net cash provided by (used
   in) investing activities                  255,277        (68,308)
                                         -----------   -------------

 Cash flows from financing activities:

   Repayment of long-term debt               (52,000)       (60,000)
                                         ------------   ------------

   Net cash used in financing
   activities                                (52,000)       (60,000)
                                          ----------    -----------
 Decrease in cash                           (201,015)      (250,629)

 Cash, beginning of period                   467,134        505,692
                                     ---------------  -------------

 Cash, end of period                     $   266,119  $     255,063
                                     ===============  =============

                 See notes to consolidated financial statements.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting principally of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1996 and the consolidated results of operations for the three months ended March 31, 1996 and 1995 and the statements of cash flows for the three months ended. The accompanying consolidated financial statements and related notes should be read in conjunction with the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the operating results to be expected for the full year.

2.     Components of inventories are summarized as follows:

                                March 31, 1996    December 31, 1995
                                --------------    -----------------
 Raw Material                    $2,381,153         $2,333,653
 Finished Goods                     817,906          1,086,601
                                -----------        -----------
                                 $3,199,059         $3,420,254
                                ===========        ===========

3. Net income per share is based on the weighted average number of common shares and equivalents outstanding for each period. The effect of stock options was less than 3.0% of the weighted average shares outstanding in 1996 and 1995, and accordingly was excluded from earnings per share.

4. For the three month period ended March 31, 1996, the Company has provided approximately $3,000 for state income taxes. At March 31 1996, the Company's net operating loss carryforward, for federal income tax purposes, was approximately $1,055,000, which, if not utilized, will expire at various dates through 2010.

ITEM 2.        Management's Discussion and Analysis of Financial
               Condition And Results of Operations


Results of Operations
- - ---------------------

Three Months Ended March 31, 1996 and Three Months Ended March 31, 1995

     Net sales increased by $1,354,000 or 35.0% to $5,262,000 for the three months ended March 31, 1996 from $3,908,000 during the comparable period in 1995. This increase was attributable in part to an increase of $902,000 related to the December 1995 acquisition of substantially all of the assets of Seafla, Inc. ("Seafla"), an increase of $105,000 in flavor sales by the Company's Canadian subsidiary, and an increase of $347,000 due primarily to increased domestic flavor sales.

     Gross profit increased by $383,000 or 24.0% to $1,984,000 for the three months ended March 31, 1996 from $1,601,000 during the comparable period in 1995 primarily as a result of increased net sales. Gross profit as a percentage of sales decreased 3.0% due to production costs related to less profitable items when compared to the prior period ended March 31, 1995.

     Operating expenses increased $437,000, of which Seafla accounted for approximately $371,000, and the amortization of intangible assets increased $66,000. Operating expenses as a percentage of net sales decreased approximately 2.0% due to increased net sales. Other expenses, primarily interest expense, increased $115,000 due to the financing of the Seafla acquisition in December 1995.

     Net loss for the three months ended March 31, 1996 was $116,000, or $.01 per share, compared to net income of $56,000, or $.00 per share, during the comparable period in 1995.

Liquidity and Capital Resources
- - -------------------------------

     The Company's primary source of liquidity normally is cash generated from operations. However, during the first quarter of 1996, TFF realized $288,000 from the cash surrender of officer life insurance policies. The proceeds were applied to reduce accounts payable and accrued expenses and to increase cash and cash equivalents.

     On December 6, 1995, TFF purchased for $3,888,019 substantially all of the assets of Seafla, a Milford, Ohio producer of savory and dairy flavors. $3,000,000 of the purchase price was paid in cash, the balance through issuance of a $888,019 promissory note, payable $177,604 on January 1st in each of the five years beginning 1997, together with interest at 12% per annum. TFF also assumed Seafla's trade payables and certain of its other liabilities.

     On December 6, 1995, TFF borrowed $3,500,000 from a bank, at one and one-half percent above the bank's prime rate, repayable in 1998, to fund the cash portion and the expenses of the Seafla acquisition and to provide working capital for the Seafla business.

- - ----------------------------------------

     No significant acquisitions of capital assets have been made since then. TFF management believes that the combination of those assets and the machinery and equipment theretofore owned by TFF are, in general, sufficient to operate the TFF business at the level of operations that are now foreseeable.

     During 1996, TFF entered into a $2,000,000 line of credit with a bank
Bank at one-half percent above the bank's prime rate, that expires June 3, 1996. Borrowings are collateralized by TFF accounts receivable and inventory. TFF now owes $1,250,000 under the line of credit as of May 15, 1996.

     At March 31, 1996, the Company's working capital of $3,389,000 was $746,000 above its working capital at March 31, 1995 of $2,643,000 and $412,000 higher than at December 31, 1995, up $2,977,000. As between March 31, 1996 and 1995, the principal changes in the components of the Company's working capital were increases in cash of $11,000, receivables of $1,224,000, inventory of $356,000, other assets of $147,000 and accounts payable of accrued expenses of $1,052,000, and a decrease of current portions of long term debt of $60,000. As between December 31, 1995 and March 31, 1996, the principal changes have been a decrease of cash of $201,000, inventory of $221,000 and current portion of long term debt of $52,000, and an increase in receivables of $1,233,000, other current assets of $209,000 and accounts payable and accrued expenses of $661,000.

                           PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

     None

Item 2.        Changes in Securities

     None

Item 3.        Defaults Upon Senior Securities

     None

Item 4.        Submission of Matters to a Vote of Security Holders

     None

Item 5.        Other Information

     None

Item 6.        Exhibits and Reports on Form 8-KSB

     a)        Exhibits:

       Exhibit 27 (Appendix A to Item 601(c) of Regulation S-B)

     b)        Reports on Form 8-KSB

       No Reports on Form 8-KSB were filed during the quarter ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May, 1996.


                         TECHNOLOGY FLAVORS & FRAGRANCES, INC.


                         By: /s/ Paul E. Hoffmann
                             -----------------------------------------
                              Paul E. Hoffmann, Treasurer