Form 10-Q
period 1996-06-30
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 1996-08-07
CIK 1000048

FORM 10-QSB

                  =============================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                  =============================================

                             WASHINGTON, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 1996

                           Commission File No. 0-26682

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                 Delaware                                      11-3199437
- --------------------------------------------      -----------------------------------
(State or other Jurisdiction of Incorporation or    (IRS Employer Identification No.)
                Organization)

               10 Edison Street, East, Amityville, New York 11701
- -------------------------------------------------------------------------------
                     (Address of Principal Executive Offices)

                                  516-842-7600
- -------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

The number of outstanding shares of the registrant's only class of common stock as of June 30, 1996: 11,756,968

                         TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                                INDEX TO FORM 10-QSB
                                    JUNE 30, 1996

                                                                         PAGE
                                                                         ----

         PART I -   FINANCIAL INFORMATION

     Item 1. - Financial Statements (Unaudited)                             3

         Consolidated Balance Sheets - June 30, 1996
         and Dec. 31, 1995                                                  4

         Consolidated Statements of Operations
         For The Six Months Ended June 30, 1996
         and June 30, 1995                                                  5

         Consolidated Statements of Operations
         For The Three Months Ended June 30, 1996
         and June 30, 1995                                                  6

         Consolidated Statements of Cash Flows
         For The Six Months Ended June 30, 1996
         and June 30, 1995                                                  7

         Notes to Consolidated Financial Statements                         8

     Item 2. - Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                                9

         Results of Operations                                              9

         Liquidity and Capital Resources                                    9

         PART II -  OTHER INFORMATION                                      11

         SIGNATURES                                                        12

                                      Part I


         Item 1.  Financial Statements

                  The financial statements of Technology Flavors & Fragrances, Inc. ("TFF" or the "Company") begin on page 4.

                               TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                                    CONSOLIDATED BALANCE SHEETS

                                                               June 30,            Dec 31,
                                                                 1996
                                                              (unaudited)           1995
                                                              -----------          -------
        ASSETS

Current assets:
    Cash and cash equivalents                                $    271,894       $    467,134
    Receivables                                                 4,521,793          2,653,731
    Inventories                                                 3,587,541          3,420,254
    Prepaid Expenses and Other Current Assets                     323,822            195,287
                                                             ------------       ------------

            Total current assets                                8,704,960          6,736,406

Fixed assets, net                                               1,382,169          1,480,101
Intangible assets, net                                          6,509,658          6,812,137
Other assets                                                      183,227            387,787
Notes Receivable from related parties                             267,032            316,774
                                                                ---------          ---------

            Total assets                                      $17,047,046        $15,733,205
                                                              ===========        ===========

        LIABILITIES

Current Liabilities:
    Notes Payable                                            $  1,250,000       $  1,100,000
    Current portion of long-term debt                             177,604             52,000
    Accounts Payable                                            3,194,110          2,318,968
    Accrued expenses                                              507,883            288,245
                                                             ------------        -----------
                                                                5,129,597          3,759,213

    Long-term debt                                              4,210,415          4,388,019
    Deferred rent payable                                          17,243             12,479
                                                             ------------        -----------

            Total Liabilities                                 $ 9,357,255        $ 8,159,711
                                                             ------------        -----------


        STOCKHOLDERS' EQUITY

Common stock                                                      121,667            121,667
Paid-in capital                                                 9,457,251          9,457,251
(Accumulated deficit) retained earnings                        (1,220,985)        (1,290,277)
Less:
    Unearned Compensation arising from stock awards             (351,301)          (398,306)
    Treasury stock at cost- 409,738 shares of common stock      (316,841)          (316,841)
                                                             ------------        -----------

        Total stockholders' equity                           $  7,689,791       $  7,573,494
                                                             ------------        -----------

        Total liabilities and stockholders' equity           $ 17,047,046        $15,733,205
                                                             ============        ===========


                  See notes to consolidated financial statements.

                           TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                                         Six months ended June 30,
                                                         1996                 1995
                                                         ----                 ----

Net Sales                                           $10,890,235            $7,884,189
Cost of sales                                         6,581,652             4,673,183
                                                      ---------             ---------

    Gross profit                                      4,308,583             3,211,006
                                                      ---------             ---------
Operating expenses:
    Selling                                           1,456,718             1,295,137
    General and administrative                        1,364,480               943,857
    Research and development                            780,958               572,101
    Amortization of intangible assets                   357,074               220,782
                                                      ---------             ---------

        Total operating expenses                      3,959,230             3,031,877
                                                      ---------             ---------
    Income from operations                              349,353               179,129
    Other expense                                       278,706                35,264
                                                      ---------             ---------


    Income before provision for income taxes             70,647               143,865

    Provision for income taxes                            1,355
                                                      ---------             ---------

        Net Income                                   $   69,292           $   143,865
                                                     ==========           ===========

    Net Income per share                             $      .01           $       .01
                                                     ==========           ===========

    Shares outstanding (weighted average)            11,756,968            11,260,923
                                                     ==========            ==========


                  See notes to consolidated financial statements.

                          TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)


                                                         Three months ended June 30,
                                                           1996                 1995
                                                           ----                 ----

Net Sales                                              $5,627,816            $3,976,557
Cost of sales                                           3,303,591             2,366,573
                                                        ---------             ---------

    Gross profit                                        2,324,225             1,609,984
                                                        ---------             ---------


Operating expenses:
    Selling                                               748,475               622,970
    General and administrative                            679,975               495,278
    Research and development                              382,086               272,293
    Amortization of intangible assets                     181,037               110,391
                                                        ---------             ---------


        Total operating expenses                        1,991,573             1,500,932
                                                        ---------             ---------


    Income from operations                                332,652               109,052
    Other expense                                         149,014                21,059
                                                        ---------             ---------



    Income before provision for income taxes              183,638                87,993

    Provision for income taxes                            (1,280)
                                                        ---------             ---------


        Net Income                                     $  184,918            $   87,993
                                                       ==========            ==========

    Net Income per share                               $      .02            $      .01
                                                       ==========            ==========

    Shares outstanding (weighted average)              11,756,968            11,205,139
                                                       ==========            ==========




                  See notes to consolidated financial statements.

                             TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)


                                                                      Six months ended June 30,
                                                                      1996                1995
                                                                      ----                ----

Cash flows from operating activities:
    Net income                                                     $ 69,292             $ 143,865
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                               514,999               342,294
        Unearned compensation                                        47,005
        Deferred rent                                                 4,764                (6,202)
        Changes in assets and liabilities:
            Accounts receivable                                  (1,868,062)             (858,477)
            Inventories                                            (167,197)             (281,531)
            Prepaid expenses and other assets                      (128,535)              (68,621)
            Other Assets                                            (83,593)              140,151
            Accounts payable                                        875,142               432,247
            Accrued expenses                                        219,638               217,598
                                                                -----------              --------

    Net cash provided by (used in) operating activities:           (516,547)               61,324
                                                                  ---------              --------

Cash flows from investing activities:
    Capital expenditures                                            (59,993)              (12,775)
    Notes receivable                                                 49,742               (69,476)
    Decrease (Increase) in cash surrender
      value of life insurance policy                                288,153               (30,827)
    Acquisition of Seafla, Inc.                                     (54,595)
                                                                  ---------              --------


    Net cash provided by (used in) investing activities:            223,307              (113,078)
                                                                  ---------              --------


Cash flows from financing activities:
    Net change in demand loan - bank                                150,000
    Purchase of treasury stock                                                           (162,935)
    Repayment of long-term debt                                     (52,000)              (63,000)
                                                                  ---------              --------

    Net cash provided by (used in) financing activities:             98,000              (225,935)
                                                                  ---------              --------


Decrease in cash                                                   (195,240)             (277,689)

Cash, beginning of period                                           467,134               505,692
                                                                  ---------              --------


Cash, end of period                                             $   271,894            $  228,003
                                                                ===========            ==========



                  See notes to consolidated financial statements.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting principally of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1996 and the consolidated results of operations for the six months ended June 30, 1996 and 1995 and for the three months ended March 31, 1996 and 1995 and the statements of cash flows for the six months ended
June 30, 1996. The accompanying consolidated financial statements and related notes should be read in conjunction with the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995. The results of operations for the six months ended June 30, 1996 and 1995 are not necessarily indicative of the operating results to be expected for the full year.

2.      Components of inventories are summarized as follows:

                                      June 30, 1996     December 31, 1995
                                      -------------     -----------------

Raw Material                            $2,775,657          $2,333,653
Finished Goods                             811,794           1,086,601
                                        ----------          ----------
                                        $3,587,451          $3,420,254
                                        ==========          ==========


3. Net income per share is based on the weighted average number of common shares and equivalents outstanding for each period. The effect of stock options was less than 3.0% of the weighted average shares outstanding in 1996 and 1995, and accordingly was excluded from earnings per share.

4. For the six month period ended June 30, 1996, the Company has provided approximately $1,400 for state income taxes. At June 30, 1996, the Company's net operating loss carryforward, for federal income tax purposes, was approximately $1,055,000, which, if not utilized, will expire at various dates through 2010.

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition And Results of Operations

Results of Operations
- ---------------------

Six Months Ended June 30, 1996 and Six Months Ended June 30, 1995

       Net sales increased by $3,006,000 or 38.1% to $10,890,000 for the six months ended June 30, 1996 from $7,884,000 during the comparable period in 1995. This increase was attributable in part to an increase of $2,129,000 related to the December 1995 acquisition of substantially all of the assets of Seafla, Inc. ("Seafla"), an increase of $608,000 due primarily to increased domestic flavor sales, and an increase of $269,000 in flavor sales by the Company's Canadian subsidiary.

       Gross profit increased by $1,098,000 or 34.2% to $4,309,000 for the six months ended June 30, 1996 from $3,211,000 during the comparable period in 1995 primarily as a result of increased net sales. Gross profit as a percentage of sales decreased 1.1% due to production costs related to less profitable items when compared to the prior period ended June 30, 1995.

       Operating expenses increased $927,000, of which Seafla accounted for approximately $771,000, and the amortization of intangible assets increased $136,000. Operating expenses as a percentage of net sales decreased approximately 2.1% due to increased net sales. Other expenses, primarily interest expense, increased $243,000 due to the financing of the Seafla acquisition in December 1995.

       Net income for the six months ended June 30, 1996 was $69,000, or $.01 per share, compared to net income of $144,000, or $.01 per share, during the comparable period in 1995.

Liquidity and Capital Resources
- -------------------------------

       The Company's primary source of liquidity normally is cash generated from operations. However, during the first six months of 1996, TFF realized $288,000 from the cash surrender of officer life insurance policies, $150,000 was drawn from the revolving credit line and $50,000 was received from repayment of officer loans. The proceeds were applied to reduce accounts payable and accrued expenses and to increase cash and cash equivalents.

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

       During 1996, TFF entered into a $2,000,000 line of credit with a bank at one percent above the bank's prime rate, that expires June 1, 1997. Borrowings are collateralized by TFF accounts receivable and inventory. TFF now owes $1,250,000 under the line of credit as of August 6, 1996.

       At June 30, 1996, the Company's working capital of $3,575,000 was $887,000 above its working capital at June 30, 1995 of $2,688,000 and $598,000 higher than at December 31, 1995 of $2,977,000. As between June 30, 1996 and 1995, the principal changes in the components of the Company's working capital were increases in cash of $44,000, receivables of $1,648,000, inventory of $499,000, other assets of $134,000, accounts payable and accrued expenses of $1,167,000, current portions of long term debt of $121,000, and $150,000 of bank notes payable. As between December 31, 1995 and June 30, 1996, the principal changes have been a decrease of cash of $195,000, and an increase in receivables of $1,868,000, inventory of $167,000, other current assets of $129,000 and accounts payable and accrued expenses of $1,095,000, current portion of long term debt of $126,000 and notes payable of $150,000.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

       None

Item 2. Changes in Securities

       None

Item 3. Defaults Upon Senior Securities

       None

Item 4. Submission of Matters to a Vote of Security Holders

       None

Item 5. Other Information

       None

Item 6. Exhibits and Reports on Form 8-K

       a) Exhibits:

          Exhibit 27 (Appendix A to Item 601(c) of Regulation S-B)

       b) Reports on Form 8-K

          Form 8-K was filed on June 12, 1996.

                                    SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of August, 1996.


                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.



                      By: /s/ Paul E. Hoffmann
                          ---------------------------------
                              Paul E. Hoffmann, Treasurer