Form 10QSB
period 1996-09-30
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 1996-11-19
CIK 1000048

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                           Commission File No. 0-26682

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.


                Delaware                                  11-3199437
     -------------------------------           ---------------------------------
     (State or other Jurisdiction of           (IRS Employer Identification No.)
      Incorporation or Organization)


                10 Edison Street East, Amityville, New York 11701
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (516) 842-7600
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  |X|    NO |_|


The number of outstanding shares of the Registrant's only class of common stock as of September 30, 1996: 11,756,568

Transitional Small Business Disclosure Format (check one):

                             YES  |_|    NO |X|

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                              INDEX TO FORM 10-QSB

                               September 30, 1996



      PART 1 - FINANCIAL INFORMATION                              PAGE
                                                                  ----


Item 1. - Financial Statements (Unaudited)


      Consolidated Balance Sheets - September 30, 1996
      and December 31, 1995                                        3

      Consolidated Statements of Operations
      for The Three Months Ended September 30, 1996
      and September 30, 1995                                       4

      Consolidated Statements of Operations
      for The Nine Months Ended September 30, 1996
      and September 30, 1995                                       5

      Consolidated Statements of Cash Flows
      for The Nine Months Ended September 30, 1996
      and September 30, 1995                                       6

      Notes to Consolidated Financial Statements                   7


Item 2. - Management's Discussion and Analysis
          or Plan of Operation                                     9

      PART 11 - OTHER INFORMATION                                 11

      SIGNATURE                                                   12

                      Technology Flavors & Fragrances, Inc.

                           CONSOLIDATED BALANCE SHEETS

                                (in U.S. Dollars)

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                      1996             1995
                                                   (UNAUDITED)        (Note)
                                                   ------------    ------------
            ASSETS

Current assets:
  Cash and cash equivalents                        $    372,197    $    467,134
  Receivables                                         3,792,787       2,653,731
  Inventories                                         3,924,151       3,420,254
  Prepaid expenses and other current assets             214,142         195,287
                                                   ------------    ------------
      Total current assets                            8,303,277       6,736,406

Fixed assets, net                                     1,337,865       1,480,101
Intangible assets, net                                6,429,299       6,812,137
Other assets                                            257,556         387,787
Notes receivable from related parties                   284,961         316,774
                                                   ------------    ------------
      Total assets                                 $ 16,612,958    $ 15,733,205
                                                   ============    ============

            LIABILITIES

Current liabilities:
  Notes payable                                    $  1,450,000    $  1,100,000
  Current portion of long-term debt                     177,604          52,000
  Accounts payable                                    2,966,242       2,318,968
  Accrued expenses                                      573,993         288,245
                                                   ------------    ------------
                                                      5,167,839       3,759,213

Long-term debt                                        4,210,415       4,388,019
Deferred rent payable                                    19,625          12,479
                                                   ------------    ------------
                                                      9,397,879       8,159,711
                                                   ------------    ------------

            STOCKHOLDERS' EQUITY

Common stock                                            121,667         121,667
Paid-in capital                                       9,463,751       9,457,251
Accumulated deficit                                  (1,715,950)     (1,290,277)
   Less:
     Unearned compensation arising from
      stock awards                                     (337,548)       (398,306)
     Treasury stock at cost (409,738 shares
      of common stock)                                 (316,841)       (316,841)
                                                   ------------    ------------

     Total stockholders' equity                       7,215,079       7,573,494
                                                   ------------    ------------
     Total liabilities and
       stockholders' equity                        $ 16,612,958    $ 15,733,205
                                                   ============    ============

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements.

                 See Notes to Consolidated Financial Statements.

                      Technology Flavors & Fragrances, Inc.

                      CONSOLIATED STATEMENTS OF OPERATIONS

                           Unaudited (In U.S. Dollars)



                                                 Three months ended September 30
                                                 -------------------------------
                                                        1996             1995
                                                   ------------      -----------

Net sales                                          $  5,139,096      $ 4,075,979
Cost of sales                                         3,172,693        2,510,934
                                                   ------------      -----------
            Gross profit                              1,966,403        1,565,045
                                                   ------------      -----------

Operating expenses:
      Selling                                           924,566          567,008
      General and administrative                        857,291          534,735
      Research and development                          382,034          276,526
      Amortization of intangible assets                 178,536          110,391
                                                   ------------      -----------
            Total operating expenses                  2,342,427        1,488,660
                                                   ------------      -----------

(Loss) income from operations                          (376,024)          76,385

Interest expense and other                              117,577           21,605
                                                   ------------      -----------


(Loss) income before provision
      for income taxes                                 (493,601)          54,780

Provision for income taxes                                1,364             --
                                                   ------------      -----------


            Net (loss) income                      $   (494,965)     $    54,780
                                                   ============      ===========

Net (loss) income per share                        $       (.04)     $      .005
                                                   ============      ===========

Weighted average shares outstanding                  11,756,568       11,000,339
                                                   ============      ===========


                 See Notes to Consolidated Financial Statements.

                      Technology Flavors & Fragrances, Inc.

                      CONSOLIATED STATEMENTS OF OPERATIONS

                           Unaudited (In U.S. Dollars)



                                                  Nine months ended September 30
                                                  ------------------------------
                                                       1996             1995
                                                   ------------      -----------

Net sales                                          $ 16,029,331      $11,960,168
Cost of sales                                         9,754,345      $ 7,184,117
                                                   ------------      -----------
            Gross profit                              6,274,986        4,776,051
                                                   ------------      -----------

Operating expenses:
      Selling                                         2,381,284        1,862,145
      General and administrative                      2,221,771        1,478,592
      Research and development                        1,162,992          848,627
      Amortization of intangible assets                 535,610          331,173
                                                   ------------      -----------
            Total operating expenses                  6,301,657        4,520,537
                                                   ------------      -----------
(Loss) income from operations                           (26,671)         255,514

Interest expense and other                              396,283           56,869
                                                   ------------      -----------

(Loss) income before provision
      for income taxes                                 (422,954)         198,645

Provision for income taxes                                2,719             --
                                                   ------------      -----------

            Net (loss) income                      $   (425,673)     $   198,645
                                                   ============      ===========

Net (loss) income per share                        $       (.04)     $       .02
                                                   ============      ===========

Weighted average shares outstanding                  11,756,568       11,174,062
                                                   ============      ===========


                 See Notes to Consolidated Financial Statements.

                      Technology Flavors & Fragrances, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (Unaudited) (In U.S. Dollars)


                                                  Nine months ended September 30
                                                  ------------------------------

                                                         1996           1995
                                                      -----------     ---------
Cash flows from operating activities:
   Net (loss) income                                  $  (425,673)    $ 198,645
   Adjustments to reconcile net (loss) income
    to net cash (used in) provided by
    operating activities:
       Depreciation & amortization                        772,528       514,284
       Unearned compensation                               60,758          --
       Deferred rent                                        7,146        (6,202)
       Changes in assets and liabilities:
           Accounts receivable                         (1,139,056)     (818,443)
           Inventories                                   (503,897)     (167,423)
           Prepaid expenses and other assets              (18,855)       27,282
           Other assets                                  (206,272)       16,255
           Accounts payable                               647,274       465,203
           Accrued expenses                               285,748        99,955
                                                      -----------     ---------
        Net cash (used in) provided by
           operating activities                          (520,299)      329,556
                                                      -----------     ---------
Cash flows from investing activities:
  Capital expenditures                                    (94,682)      (32,178)
  Notes receivable                                         31,813       (69,476)
  Decrease (increase) in cash surrender value
   of life insurance policy                               288,153       (46,241)
  Acquisition of Seafla, Inc.                             104,422          --
                                                      -----------     ---------

        Net cash provided by (used in)
            investing activities                          120,862      (147,895)
                                                      -----------     ---------
Cash flows from financing activities:
  Proceeds from notes payable                             350,000          --
  Purchase of treasury stock                                 --        (306,826)
  Repayment of long-term debt                             (52,000)      (63,000)
  Proceeds from issuance of common stock                    6,500          --
                                                      -----------     ---------
        Net cash provided by (used in)
            financing activities                          304,500      (369,826)
                                                      -----------     ---------
Decrease in cash                                          (94,937)     (188,165)

Cash, beginning of period                                 467,134       505,692
                                                      -----------     ---------
Cash, end of period                                   $   372,197     $ 317,527
                                                      ===========     =========

                 See Notes to Consolidated Financial Statements.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

      Technology Flavors & Fragrances, Inc. (the "Company" or "TFF") develops and manufactures flavors, fragrances, and seasonings for use in a wide variety of natural flavored beverages, confectioneries, health foods, pharmaceuticals, aromatherapy essential oils, and perfumes for the fragrance, cosmetic, household and food industries.

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting principally of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1996, the consolidated results of operations for the three and nine months ended September 30, 1996 and 1995 and the statements of cash flows for the nine months then ended. Accordingly, they do not include all of the information and footnote disclosures required for audited financial statements in accordance with generally accepted accounting principles. The accompanying consolidated financial statements and related notes should be read in conjunction with the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995. The results of operations for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

2. INVENTORIES

      Components of inventories are summarized as follows:

                                    September 30, 1996      December 31, 1995
                                    ------------------      -----------------
      Raw Material                    $  2,995,507            $   2,333,653
      Finished Goods                       928,644                1,086,601
                                      ------------            -------------
                                      $  3,924,151            $   3,420,254
                                      ============            =============

3. LONG-TERM DEBT

      As of September 30, 1996, the Company had a $3.5 million term loan and a $2.0 million revolving line of credit. As of September 30, 1996, borrowings under the term loan bore interest at the rate of one and one-half percent above the bank's prime rate and the borrowings mature in December 1998. Borrowings under the revolving credit line amounted to $1,450,000 as of September 30, 1996, and bore interest at the rate of one percent above the bank's prime rate. The revolving credit line expires in June 1997 (See Note 6 hereof).

4. NET LOSS PER COMMON SHARE

      Net (loss) income per share is based on the weighted average number of common shares and equivalents outstanding for each period. Primary and fully diluted earnings per share are the same.

5. INCOME TAXES

      For the nine month period ended September 30, 1996, the Company has provided approximately $2,700 for state income taxes. At September 30, 1996, the Company's net operating loss carryforwards, for federal income tax purposes, was approximately $1,550,000, which, if not utilized, will expire at various dates through 2010.

6. SUBSEQUENT EVENTS

      LONG TERM DEBT

      On October 17, 1996, the Company consolidated its existing $3.5 million bank term loan and its $2.0 million revolving line of credit into a $5.5 million revolving credit line. Borrowings under the credit line bear interest at one and one-quarter percent above the bank's prime rate and mature on January 15, 1999. Outstanding borrowings under the credit line are secured by substantially all of the assets of the Company.

      SUBORDINATED DEBT

      On October 17, 1996, the Company consummated a financing which provided for the issuance of (i) $1,500,000 principal amount of 9% Convertible Subordinated Notes due October 17, 1998 (the "Notes"), (ii) Class A Stock Purchase Warrants ("Class A Warrants") to purchase an aggregate of 450,000 shares of the Company's common stock, $.01 par value (the "Common Stock"), and
(iii) Class B Stock Purchase Warrants ("Class B Warrants") to purchase an aggregate of 156,250 shares of Common Stock. The Class A Warrants and the Class B Warrants are exercisable into shares of Common Stock at exercise prices of $2.40 per share and $2.70 per share, respectively, subject to adjustments under certain circumstances pursuant to the financing.

      The Notes are secured by liens on substantially all of the assets of the Company and are convertible into shares of Common Stock, at the option of the Company, at any time on or prior to October 16, 1997, at a conversion price equal to the market price at that time. From October 17, 1997 to maturity, the Notes are convertible into shares of Common Stock, at the option of the holders, at a conversion price equal to the greater of the market price at that time or the floor price ($1.50, subject to adjustments under certain circumstances).

ITEM 2. Management's Discussion and Analysis or Plan of
        Operation

Results of Operations

Three Months Ended September 30, 1996 vs. Three Months Ended September 30, 1995:

      Net sales increased by $1,063,000 or 26% to $5,139,000 for the three months ended September 30, 1996 from $4,076,000 during last year's comparable period. This increase was due principally to the addition of net sales arising out of the December 1995 acquisition of Seafla, Inc. ("Seafla").

      Gross profit increased by $401,000 or 26% to $1,966,000 for the three month period ended September 30, 1996 from gross profit of $1,565,000 reported in the prior period. This increase was due primarily to the increase in net sales. Gross profit as a percentage of sales was relatively the same for both periods.

      Operating expenses for the three months ended September 30, 1996 increased by 57% from $1,489,000 to $2,342,000. This increase was attributable to costs of $615,000 associated with Seafla's operations, and increases in TFF's selling and general and administrative expenses of $238,000 due to the hiring of key sales, management and administrative personnel and additional professional and consulting fees. As a result, operating expenses as a percentage of net sales increased by 9.0% for the quarter.

      Interest expense increased for the period ended September 30, 1996 by $96,000 as a result of the Seafla acquisition financing.

      Net loss for the three months ended September 30, 1996 was $495,000, or $.04 per share, compared to net income of $55,000 or $.005 per share during last year's comparable quarter.

Nine Months Ended September 30, 1996 vs. Nine Months Ended September 30, 1995:

      Net sales increased by $4,069,000 or 34.0% to $16,029,000 for the nine months ended September 30, 1996 from $11,960,000 during the comparable period in 1995. This increase was primarily attributable to the addition of net sales arising out of the acquisition of Seafla and, to a lesser extent, an increase in sales at the Company's Canadian subsidiary.

      Gross profit increased by $1,499,000 or 31.4% to $6,275,000 for the nine months ended September 30, 1996 from gross profit of $4,776,000 during the comparable period in 1995. This increase was due primarily to the increase in net sales. Gross profit as a percentage of sales was relatively the same for both periods.

      Operating expenses for the nine months ended September 30, 1996 increased by 39% from $4,521,000 to $6,302,000. Costs relating to the Seafla operations accounted for $1,365,000 of the increase, and amortization of goodwill relating to the acquisition and increases in selling and general and administrative expenses attributable to the build-up in the Company's sales force and the hiring of additional key sales, management and administrative personnel accounted principally for the remainder of the increase. Operating expenses as a percentage of net sales decreased approximately 1.5% due to increased net sales partially offset by increases in expenditures described above.

      Interest expense increased by $339,000 for the 1996 nine-month period as a result of the Seafla acquisition financing.

      Net loss for the nine months ended September 30, 1996 was $426,000, or $.04 per share, compared to net income of $199,000, or $.02 per share, during the comparable period in 1995.

Liquidity and Capital Resources

      During the nine months ended September 30, 1996, the Company generated negative cash flow from operations of $520,000 primarily as a result of the net loss of $426,000 for the period. The Company expended approximately $95,000 for capital expenditures. Cash requirements during the nine months ended September 30, 1996 for operating activities and capital expenditures were met primarily through borrowings from the Company's revolving credit line and a reduction in the Company's cash on hand. At September 30, 1996, the Company's working capital was $3,135,000, an increase of $158,000 from working capital at December 31, 1995.

      On December 6, 1995, the Company acquired substantially all of the assets and assumed the trade obligations and certain other liabilities of Seafla, a producer of dairy and savory flavors. In consideration therefor, the Company paid Seafla $3,000,000 in cash and issued a promissory note in the original principal amount of $1,000,000, which principal amount was reduced to $888,019 through an adjustment to the purchase price. Of such principal amount of $888,019, $177,604 is payable commencing on January 1, 1997 and on each January 1 thereafter through 2001. Outstanding amounts under the promissory note bear interest at a rate of 12% per annum. The Company funded the cash portion of the Seafla purchase price through a term loan in the amount of $3,500,000, with interest payable monthly at one and one-half percent above the bank's prime rate. The term loan expires in 1998.

      Historically, the Company's financing needs have been met through the issuances of equity and debt securities. The Company's principal line of credit was a one year revolving note, which the Company has extended from year to year to June 1, 1997. Through June 3, 1996, borrowings under the revolving line of credit bore interest at the rate of one-half percent above the bank's prime rate. As of September 30, 1996, borrowings under the revolving line of credit bore interest at the rate of one-percent above the bank's prime rate.

      On October 17, 1996, the Company consolidated its existing $3.5 million term loan and its $2.0 million revolving line of credit into a $5.5 million revolving credit line. Borrowings under this credit line bear interest at one and one-quarter percent above the bank's prime rate and mature on January 15, 1999. The borrowings are secured by a lien on substantially all of the assets of the Company. As of November 19, 1996, the Company had outstanding borrowings under the credit line of approximately $4,050,000 and availability was approximately $1.0 million.

      On October 17, 1996, the Company also consummated a financing which provided for the issuance of $1,500,000 principal amount of 9% Convertible Subordinated Notes due October 17, 1998 (the "Notes"), and the issuance of Class A Warrants to purchase an aggregate of 450,000 shares of Common Stock at $2.40 per share, and Class B Warrants to purchase an aggregate of 156,250 shares of Common Stock at $2.70 per share. The Notes are secured by a lien on substantially all of the assets of the Company.

      The Notes are convertible into shares of Common Stock at the option of the Company at any time on or prior to October 16, 1997, at a conversion price equal to the market price at that time. From October 17, 1997 to maturity, the Notes are convertible into shares of Common Stock at the option of the holders at a conversion price equal to the greater of the market price at that time or the floor price of $1.50 per share (subject to adjustments under certain circumstances).

      In connection with the financing, the Company granted the purchasers certain registration rights relating to the shares of Common Stock issuable upon conversion of the Notes and exercise of the Class A and Class B Warrants. The purchasers cannot require the Company to register such shares prior to October 18, 1997 or such earlier date upon which the Company converts the Notes into shares of Common Stock.

                          PART 11 - OTHER INFORMATION


Item 1. Legal Proceedings

      None

Item 2. Changes in securities

      None

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      a) Exhibits:

         Exhibit 27 (Appendix A to Item 601(c) of Regulation S-B)

      b) Reports on Form 8-K

         None

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 19th day of November, 1996.


                                   TECHNOLOGY FLAVORS & FRAGRANCES, INC.



                                   By:/s/ Joseph A. Gemmo
                                      ------------------------------------------
                                      Joseph A. Gemmo
                                      Vice President and Chief Financial Officer