Form 10KSB40
period 1996-12-31
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 1997-04-15
CIK 1000048

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark one)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   [FEE REQUIRED] for the fiscal year ended December 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   (NO FEE REQUIRED) for the transition period from ____ to ____

                          Commission File No. 0-26682
                     TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                 (Name of Small Business Issuer in its Charter)

                  DELAWARE                                      11-3199437
       (State or other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                     Identification Number)

                             10 EDISON STREET, EAST
                           AMITYVILLE, NEW YORK 11701
                    (Address of Principal Executive Offices)

                                 (516) 842-7600
                (Issuer's Telephone Number, Including Area Code)

      Securities registered under Section 12(b) of the Exchange Act:  NONE

         Securities registered under Section 12(g) of the Exchange Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

    Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                               Yes _X_      No __

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB./X/

    The Issuer's revenues for the fiscal year ended December 31, 1996 were $21,017,960.

    The aggregate market value of Registrant's voting stock (Common Stock) held by non-affiliates on April 8, 1997 was approximately $11,158,750 based on the closing sales price of the Common Stock on such date of U.S.$1.59, as reported by the Toronto Stock Exchange.

    The number of shares outstanding of each class of the Registrant's common equity as of the date set forth below was:

        COMMON STOCK, $.01 PAR VALUE                            11,956,968
                    Class                              Outstanding at April 8, 1997

    Documents Incorporated by Reference:  None

    Transitional Small Business Disclosure Format:   Yes __  No _X_

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                             -----------
PART 1.....................................................................................................
      ITEM 1--DESCRIPTION OF BUSINESS......................................................................
           Introduction....................................................................................
           History.........................................................................................
           F & C Acquisition...............................................................................
           Seafla Acquisition..............................................................................
           1996 Convertible Debt Financing.................................................................
           Products........................................................................................
           Research and Development........................................................................
           Raw Materials...................................................................................
           Industry Overview...............................................................................
           Competition.....................................................................................
           Customers.......................................................................................
           Backlog.........................................................................................
           Governmental Regulations........................................................................
           Employees.......................................................................................
           Proprietary Rights..............................................................................
  ITEM 2--DESCRIPTION OF PROPERTY..........................................................................
  ITEM 3--LEGAL PROCEEDINGS................................................................................
  ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................
PART II....................................................................................................
  ITEM 5-- MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................................
  ITEM 6--MANAGEMENT'S DISCUSSION AND ANALYSIS.............................................................
           Overview........................................................................................
           Results of Operations...........................................................................
           Liquidity and Capital Resources.................................................................
  ITEM 7--FINANCIAL STATEMENTS.............................................................................
  ITEM 8-- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE............
PART III...................................................................................................
  ITEM 9-- DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
          THE EXCHANGE ACT.................................................................................
  ITEM 10--EXECUTIVE COMPENSATION..........................................................................
  ITEM 11-- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................
  ITEM 12-- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................
  ITEM 13--EXHIBITS AND REPORTS ON FORM 8-K................................................................
SIGNATURES.................................................................................................
FINANCIAL STATEMENTS.......................................................................................         F-1
           Consolidated Financial Statements of Technology Flavors & Fragrances, Inc.......................

                                     PART I

ITEM 1--DESCRIPTION OF BUSINESS

INTRODUCTION

    Technology Flavors & Fragrances, Inc. ("TFF" or the "Company") develops, manufactures and markets flavors, fragrances and seasonings that are incorporated by its customers in a wide variety of consumer and institutional products including natural and artificial flavored beverages, confections, foods, tobaccos, pharmaceuticals, aromatherapy essential oils, perfumes, and health and beauty products. The Company's proprietary formulations are currently used in more than 1,500 products sold by more than 500 companies worldwide, many of which are Fortune 1000 companies. TFF's executive offices are located in Amityville, New York while its manufacturing, research and development, sales and marketing, and distribution facilities are located in Amityville, New York and Milford, Ohio.

    In March 1994, TFF completed the initial public offering of its common stock, par value $.01 per share (the "Common Stock"), in the Canadian provinces of Ontario and British Columbia. Since then the Common Stock has traded on The Toronto Stock Exchange. Effective October 29, 1995, the Company became subject to the informational reporting requirements of the Securities Exchange Act of 1934, as amended, and the Company's Common Stock is now quoted on the Nasdaq OTC Bulletin Board. See "Item 5--Market For Common Equity and Related Stockholder Matters."

    Unless the context otherwise requires, (i) the term, the "Company" refers to Technology Flavors & Fragrances, Inc., a Delaware corporation, together with its wholly-owned subsidiary, Technology Flavors & Fragrances, Inc. (Canada), and
(ii) all references to "dollars" refers to U.S. Dollars.

HISTORY

    The Company was incorporated in New York in 1989 under the name "Aroma Globe, Inc." It later changed its name to "Technology Flavors & Fragrances, Inc." in January 1991, when it acquired the assets and business of another company by that name. Since then, the Company has continued to expand its operations primarily through acquisitions of other businesses and internal growth.

    In July 1993, TFF acquired most of the assets of the Fragrance Division ("F&C Fragrance Division") of F&C International Inc. for $5,441,000 in cash. See "Description of Business--Acquisition of Assets of F&C Fragrance Division." The acquisition was funded by bank debt of approximately $3,500,000 and the sale, in a private offering, of 1,080,268 shares of Common Stock for net proceeds of $1,499,000.

    In November 1993, TFF reincorporated in Delaware. In that month it also merged with Canamerica Corp., a private corporation owned by Mr. Philip Rosner, one of the founders and principal stockholders of the Company. Mr. Rosner was issued 200,000 shares of Common Stock in the merger.

    In March 1994, TFF completed concurrent offerings of a total of 5,000,000 shares of Common Stock, 4,670,000 of those shares being sold to the public in the Canadian Provinces of Ontario and British Columbia at a price of Cdn. $2.00 per share and the other 330,000 shares being sold privately in the United States for the equivalent price of U.S. $1.44 per share. The proceeds of these sales were used to repay the bank debt that was incurred to acquire assets of the F&C Fragrance Division.

    On December 6, 1995, TFF acquired substantially all of the assets and assumed the trade obligations and certain other liabilities (the "Seafla Acquisition") of Seafla, Inc. ("Seafla"), a Milford, Ohio producer of savory and dairy flavors. In consideration therefor, TFF paid $3,000,000 in cash and issued a promissory note, which was subsequently amended on March 26, 1997, for $888,019, payable in installments of $177,604 on March 31, 1998 and on each January 1 thereafter through 2002, with interest at 12% per annum. Concurrently with the closing of this acquisition, TFF entered into a five-year employment agreement with Richard Higgins, the President of Seafla, to be the President of the TFF Seafla Division. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions." TFF funded the cash portion of the Seafla purchase price through bank borrowings of $3,500,000. See "Management's Discussion and Analysis--Liquidity and Capital Resources."

F & C ACQUISITION

    On July 27, 1993, TFF, purchased all formulas and customer lists, certain machinery, equipment and inventory (collectively the "F & C Assets") of the F & C Fragrance Division at auction in United States Bankruptcy Court in Cincinnati, Ohio for $5,441,000.

    The F & C Fragrance Division was engaged in the business of developing, manufacturing, marketing and selling, domestically and internationally, fragrance formulations for personal care, cosmetic and toiletry, household, industrial and commercial products. The acquisition provided TFF with a library of over 12,000 proprietary formulations and an introduction to certain large U.S. manufacturers of household and personal care products and of industrial and commercial products.

    The F & C Fragrance Division serviced its fragrance customers from its production facility in Brooklyn, New York, its marketing and research development facilities in Allendale, New Jersey, and two warehousing facilities located in southern California and Toronto, Canada. TFF thereafter consolidated the manufacturing, marketing and research and development activities of the F&C Fragrance Division at its Amityville, New York facilities and moved a portion of the warehousing function to an adjoining Amityville building.

SEAFLA ACQUISITION

    On December 6, 1995, TFF, purchased all of the assets and business of Seafla, a Milford, Ohio producer of savory and dairy flavors, for $3,888,019. The Company paid $3,000,000 in cash and $888,019 by a promissory note (the "Seafla Note") issued to Mr. Richard Higgins, Seafla's President and sole stockholder. The Seafla Note bears interest at 12% per annum, and was originally payable in five installments of $177,604 plus accrued interest on January 1 of each year, commencing January 1, 1997. In March 1997, the Seafla Note was amended to defer the first payment due thereunder from January 1, 1997 to March 1, 1998; the remaining payments will be made on each January 1 thereafter through 2002. TFF also assumed Seafla's trade payables and certain of its other liabilities.

    TFF operates Seafla's business as a Division of the Company headed by Richard Higgins, who serves as President of Seafla. Seafla's products are purchased principally by manufacturers of dairy products, snack foods and baked goods.

1996 CONVERTIBLE DEBT FINANCING

    On October 17, 1996, the Company consummated a financing providing for the issuance of (i) $1,500,000 aggregate principal amount of 9% Convertible Subordinated Notes due October 17, 1998 (the "Convertible Notes"), (ii) Class A Stock Purchase Warrants ("Class A Warrants") to purchase an aggregate of 450,000 shares of Common Stock, and (iii) Class B Stock Purchase Warrants ("Class B Warrants") to purchase an aggregate of 156,250 shares of Common Stock. The Class A Warrants and the Class B Warrants are exercisable for shares of Common Stock at exercise prices of $2.40 per share and $2.70 per share, respectively, subject to adjustments under certain circumstances.

    The Convertible Notes are secured by liens on substantially all of the assets of the Company and are convertible into shares of Common Stock, at the option of the Company, at any time on or prior to October 16, 1997, at a conversion price equal to the average market price for the ten trading days immediately preceding the date of determination. From October 17, 1997 to maturity, the Convertible Notes are convertible into shares of Common Stock, at the option of the holders, at a conversion price equal to the greater of the average market price for the ten trading days immediately preceding the date of determination or the floor price ($1.50, subject to adjustments under certain circumstances). On April 7, 1977, the Company's senior lender under a consolidated, modified revolving credit facility (the "Credit Facility") waived compliance by TFF with certain covenants under the Credit Facility for 1996 and agreed to amend one of such covenants effective January 1, 1997. Pursuant to such waiver and amendment the Company is required to convert all of the Convertible Notes into Common Stock on or prior to October 17, 1997. See "Markets for Common Equity and Related Stockholder Matters" and "Management's Discussion and Analysis--Liquidity and Capital Resources."

PRODUCTS

    The Company's principal product categories include: natural flavors, artificial flavors, seasonings and fragrances. The five largest end-user categories for the Company's products are: beverages, snack foods, confections, cosmetics and tobacco.

    TFF's flavor formulations are sold primarily to the beverage, food and tobacco industries. Its principal flavor product lines include sweet goods, culinary, savory, dairy and tobacco flavorings and seasonings. Examples of consumer products containing the Company's flavor products include: confections, toothpaste, chewing gums, prepared foods, ice creams, animal feeds, candy, tobacco, alcoholic and non-alcoholic beverages, poultry and seafood, processed meats and snack foods.

    Areas which the Company believes currently offer significant growth opportunities for the Company include: flavor products to enhance "natural foods"; products to restore the flavors in non-fat and low fat, sugar, salt and cholesterol foods; and flavor products able to withstand the effects of microwaving and freezing (i.e., convenience foods).

    TFF's fragrance formulations are sold primarily to the personal care, cosmetic and toiletry, household and industrial product industries. Fragrances are used by customers in the manufacture of a wide variety of consumer products, such as soaps, detergents, household cleaners, cosmetic creams, lotions and powders, after-shave lotions, deodorants, air fresheners, perfumes, colognes, aromatherapy oils and hair care products.

RESEARCH AND DEVELOPMENT

    The principal research and development ("R&D") activities of the Company are conducted at its Amityville, New York and Milford, Ohio operating facilities. TFF maintains R&D labs as well as applications labs, both of which are necessary for the development of high quality flavor and fragrance compounds.

    The Company believes that the most fundamental challenge in creating flavor and fragrance formulations, from a technical standpoint, is to develop flavors and fragrances which are: (1) able to withstand the rigors of processing, storage, and final preparation; and, (2) able to maintain the integrity of the basic taste and scent characteristics for the useful life of the final product. In the case of certain products, such as perfumes, colognes and frozen foods, the potential life of the product may represent a period of years.

    Additional product performance challenges that need to be accounted for in the R&D phase are the result of changes in consumer demographics and lifestyles. Microwaveable foods, for example, are a relatively recent phenomenon necessitating new development and testing techniques. Non-traditional applications for flavor and fragrance materials, such as fragranced plastic and rubber products, are another example. Due to the slow rate of growth of many traditional flavor and fragrance applications, management believes that the Company's ability to develop and offer new products for emerging new categories is increasingly important.

    TFF works in association with existing and potential customers in the development of an appropriate flavor or fragrance for a new consumer product. During the process, which generally takes between six and nine months, it is not unusual for the representative to present the customer with several formulations before one is finally selected. Typically, a particular flavor or fragrance formulation is created and produced for one customer.

    In the last two years, TFF has furnished over 10,000 samples to existing and potential new customers. The typical lag time between when samples are tested and when customers may place production orders historically has ranged from 6 to 18 months.

    In 1996, TFF developed a unique "Maillard" Reactions Laboratory that utilizes amino acids and sugars in a water medium to produce meat, poultry and roasted flavors and aromas. The Company expects to offer these new and innovative products during the first half of 1997.

    The flavor industry has had to respond to new demands by consumers for (i) products with little or no cholesterol, fat, sugar or salt, (ii) products that withstand mircowaving or freezing, and (iii) products that contain more natural ingredients. Each of these demands results in taste differences from what consumers have come to expect so that new flavor formulations are necessary to satisfy taste expectations. At the same time, the range of products that are offered in scented versions, including a variety of plastic and rubber products, is expanding. Consequently, research and development capabilities are increasingly important for successful flavor companies.

RAW MATERIALS

    The Company currently utilizes over 1,200 different raw materials in the preparation of its flavor and fragrance formulations. Considerable effort is devoted to ensuring that these ingredients remain uniform and consistent over time--a critical process, since many of the raw materials are inherently unstable, and/ or derived from plants that vary naturally with the seasons and crop years. Accordingly, all shipments of raw materials received by the Company are tested and analyzed for compliance with set specifications.

    The Company purchases its raw materials from various suppliers. Although there can be no assurance, the Company believes that alternate sources of raw materials are available to enable it to maintain its competitive position in the event of an interruption in the supply of raw materials from a single supplier.

INDUSTRY OVERVIEW

    GENERAL. The flavor and fragrance industry sells primarily to manufacturers of consumer products. The cost of the flavor or fragrance component typically represents a small portion of the total cost of the consumer product. As a result, in selling flavor and fragrance products, price is a less significant factor than product performance and customer service.

    Over the past few years, the Company has recognized important changes in consumer buying habits and preferences that have had a significant impact on the flavors and fragrances industry as a whole. The Company believes that these changes have contributed to strong growth in demand for new and innovative products.

    TRENDS. The Company believes that the most important new factor in the market today is a broad trend toward more natural foods, requiring more natural flavor products. Not only has this translated into a steady shift from artificial ingredients to natural ones, but it is also placing greater emphasis on achieving flavors that more accurately impart "natural" tastes in processed foods. The Company believes that a growing desire among consumers to adopt a healthier lifestyle is increasing the demand for lighter, healthier foods. This has posed new challenges for TFF to come up with ways of replacing the tastes lost when sugar, salt, fat, and cholesterol are reduced or eliminated from traditional food preparations.

    The Company believes that another important trend in the industry is the growing consumption of processed foods. It is estimated that more than 80% of the food consumed today is in processed form, and over 1,000 natural and synthetic flavoring agents are used to produce these foods. The Company believes that as the demand for microwaveable products and prepared and frozen convenience foods continues to rise, so, too, will the need for new flavor products to counteract the adverse effects of microwaving and freezing.

    The Company believes that the trend towards natural, healthier ingredients is affecting everything from soaps, shampoos, and cosmetics, to detergents and other cleaning products, air fresheners, and numerous other household items.

    TFF has devoted considerable resources to address both the emerging product needs of the market, as well as to service the needs of growth oriented consumer products manufacturers--including the need for additional product concept development assistance.

    SEASONALITY. Historically, TFF's sales tend to be somewhat higher in the quarters ending June 30 and September 30 because the demands from its beverages and snack foods customers rise during those periods. The Company believes that seasonal fluctuations will not significantly affect its operations.

COMPETITION

    The flavor and fragrance industry is highly fragmented with a few large companies, such as International Flavors & Fragrances, Inc., Haarmann & Reimer and Firmenich Incorporated, competing against many smaller producers. Accordingly, certain of the Company's competitors have substantially greater financial, marketing and other resources than it does. Recently, there have been trends towards increased industry concentration as companies vertically integrate with suppliers and expand horizontally through acquisitions.

    The Company believes that its competitiveness depends upon its creativity, responsiveness and reliability, as well as the diversity of its customers and products. Management expects that TFF will continue to sell to both large companies that do not purchase all of their fragrance and flavor products from a single supplier and to smaller companies that TFF's large competitors do not choose to service.

CUSTOMERS

    The Company's products are currently used in more than 1500 products sold by more than 500 companies worldwide, many of which are Fortune 1000 companies. TFF cooperates with these customers in the development of specific flavors or fragrances for a particular end product.

    No one customer accounted for more than 10% of the Company's revenues in 1995 or 1996.

BACKLOG

    Customers purchase TFF products as they are required, normally for delivery within two to four weeks. Consequently, backlog is not a significant indicator of the volume of the Company's business over an extended period.

GOVERNMENTAL REGULATIONS

    The Company is subject to regulations regarding, among other things, the manufacturing of food, the use of alcohol, the generation, storage, transportation and disposal of hazardous materials and the safety and health of its employees. Although there can be no assurance, the Company believes that it currently complies in all material respects with such laws. The Company could be subject to sanctions, penalties (including significant fines) and other matters for failure to comply with applicable governmental regulations. In addition, at this time the Company is unable to anticipate the impact, if any, subsequent changes or interpretations, to applicable regulations, may have on the Company's business, financial condition or results of operations.

EMPLOYEES

    At March 31, 1997, TFF had 106 full-time employees, categorized as follows:
10 management, 17 administrative, 12 marketing and sales, 31 production, 27 research and development, and 9 customer service. The Company considers its relationships with employees to be satisfactory.

PROPRIETARY RIGHTS

    The Company's business depends on its ability to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing upon the proprietary rights of the Company. Trade secrets are difficult to protect and there can be no assurance that others will not gain access to the Company's trade secrets (or others will not independently develop substantially equivalent proprietary information or techniques), that such trade secrets will not be disclosed or that the Company can adequately protect its rights to unpatented trade secrets.

    The Company may be required to obtain licenses to patents or proprietary rights of others and no assurance can be given that any required license would be available to the Company (on acceptble terms or otherwise). The Company may encounter delays or be foreclosed from product market introductions if it does not obtain a required license. In addition, the Company may be involved in litigations in order to, among other things, defend against or insert claims of infringement, protect trade secrets or know-how owned by the Company or determine the scope or validity of proprietary rights of others. Any litigation could have a material adverse impact on or result in substantial loss to the Company.

    TFF, like other fragrance and flavor companies, customarily owns the formulas of its products. Product formulations are generally not protectable by copyrights or trademarks. Although it is possible for others to simulate TFF products, a customer for whom a flavor or fragrance is created generally will continue to buy that product from the company that created the product.

ITEM 2--DESCRIPTION OF PROPERTY

    TFF's principal properties are its 36,000 square foot headquarters and production facility at 10 Edison Street, East in Amityville, New York and an adjoining 12,000 square foot warehouse. The main property is leased for a term expiring in 2006. The Corporation also leases a 37,000 square foot facility for Seafla in Milford, Ohio, with a term expiring in 2014. The Company's lease covering its principal executive offices and production facility in Amityville, New York, expires in 2006 and its lease for its Ohio facility expires in 2004. The Ohio facility is leased from Mr. Richard Higgins, Seafla's President and a Senior Vice President and affiliate of the Company. See "Certain Relationships and Related Transactions." TFF also maintains leased marketing, warehouse and customer service facilities in southern California, Toronto, Canada, and Chile, South America. The Company believes that its existing leases will be renegotiated as they expire or it will lease alternative properties on acceptable terms. The Company believes its present facilities are adequate for its current and anticipated operations.

ITEM 3--LEGAL PROCEEDINGS

    The Company is not a party to any material pending legal proceedings other than ordinary litigation incidental to its business.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On October 30, 1996, the Company held a special meeting of shareholders (the "Special Meeting"). The proposals voted upon at the Special Meeting and the results with respect to each proposal are set forth below:

                              PROPOSALS VOTED UPON

    1. To elect five directors to serve for a term of one year and until their respective successors are duly elected and qualified.

    2. To approve the appointment by the Board of Directors of Ernst & Young L.L.P. as independent certified public accounts of the Company for the fiscal year ended December 31, 1996 and to authorize the Board of Directors to for their remuneration.

    3. To ratify reduction of the exercise prices of all outstanding options under the 1993 Option Plan and 1994 Option Grants.

    4.  To ratify adoption of the 1996 Option Plan.

    5. To ratify and approve the issuance to Strategic Growth International, Inc. of five-year warrants to purchase 600,000 shares of Common Stock.

                                                                                                      ABSTAIN/NOT
PROPOSALS                                                                         FOR       AGAINST     VOTING
-----------------------------------------------------------------------------  ----------  ---------  -----------
No. 1 (Election of Directors)
Philip Rosner................................................................   8,865,540     --          --
A. Grarry Frumberg...........................................................   8,865,540     --          --
Richard R. Higguns...........................................................   8,801,426     --          64,114
Sydney Stein.................................................................   8,865,540     --          --
Duncan Shirreff..............................................................   8,865,540     --          --
No. 2........................................................................   8,772,652     92,888      --
No. 3........................................................................   8,538,794    291,656      21,000
No. 4........................................................................   1,742,458    146,940      10,000
No. 5........................................................................   6,449,920    309,546      14,000

                                    PART II

ITEM 5--MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    TORONTO STOCK EXCHANGE. The Company's Common Stock has traded on the Toronto Stock Exchange since March 28, 1994 (symbol: "TFF"). The following table sets forth the reported high and low prices (as furnished by the Toronto Stock Exchange) for the Company's Common Stock for each calendar quarter from January 1, 1995 through March 31, 1997, both in Canadian dollars and translated into U.S. dollars at the exchange rates in effect on those dates.

1995                                HIGH                      LOW
------------------------  ------------------------  ------------------------
First Quarter...........  Cdn. $1.90 (U.S. $1.36)   Cdn. $1.05 (U.S. $0.75)
Second Quarter..........  Cdn. $1.65 (U.S. $1.05)   Cdn. $1.05 (U.S. $0.76)
Third Quarter...........  Cdn. $1.25 (U.S. $0.92)   Cdn. $0.85 (U.S. $0.63)
Fourth Quarter..........  Cdn. $1.35 (U.S. $0.99)   Cdn. $0.60 (U.S. $0.44)

1996
------------------------
First Quarter...........  Cdn. $2.45 (U.S. $1.78)   Cdn. $1.20 (U.S. $0.88)
Second Quarter..........  Cdn. $3.42 (U.S. $2.50)   Cdn. $2.00 (U.S. $1.47)
Third Quarter...........  Cdn. $2.95 (U.S. $2.15)   Cdn. $2.05 (U.S. $1.49)
Fourth Quarter..........  Cdn. $2.68 (U.S. $1.97)   Cdn. $1.50 (U.S. $1.12)

1997
------------------------
First Quarter...........  Cdn.$2.25 (U.S. $1.64)    Cdn. $1.75 (U.S. $1.29)

    The closing price of the Common Stock on the Toronto Stock Exchange on April 8, 1997 was Cdn.$2.20 (U.S.$1.59).

    OTC BULLETIN BOARD. Information regarding the Company's Common Stock is available through the Nasdaq OTC Bulletin Board. The Company's Common Stock (Symbol: "TFFI") was first quoted by Nasdaq on March 12, 1996. The following table sets forth the range of high and low closing bid quotations on the OTC Bulletin Board as reported by Nasdaq for the period from March 12, 1996 through March 31, 1997.

1996                                                                                            HIGH          LOW
------------------------------------------------------------------------------------------  ------------  ------------
First Quarter (from March 11, 1996).......................................................  U.S. $1.625   U.S. $1.125
Second Quarter............................................................................  U.S. $2.0625  U.S. $1.375
Third Quarter.............................................................................  U.S. $2.0625  U.S. $1.50
Fourth Quarter............................................................................  U.S. $1.875   U.S. $1.1187

1997
------------------------------------------------------------------------------------------
First Quarter.............................................................................  U.S. $1.69    U.S. $1.25

    The closing bid price of the Common Stock on the OTC Bulletin Board, as reported by Nasdaq on April 8, 1997, was U.S. $1.656.

    At December 31, 1996, there were approximately 650 holders of the Company's Common Stock, including holders whose shares are registered in the names of Canadian brokers and a Canadian clearing agency.

    To date, the Company has not paid any dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. The declaration and payment of dividends on the Common Stock is in the discretion of the Board of Directors and will depend on, among other things, the Company's operating results, financial condition, capital requirements, contractual restrictions or prohibitions with respect to the payment of dividends and such other factors as the Board of Directors may deem relevant.

ITEM 6--MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

    In 1996, the Company expanded its operations through (i) increased research and development activities, (ii) increased marketing activities and (iii) increased diversification in distribution channels. The Company believes these steps can provide it with more opportunities for sales growth and more favorable results of operations in the future.

    The Company made significant technological investments during 1996, particularly during the latter part of the year, to enhance its position as a multi-product, multi-customer Company in the flavors, fragrances and seasonings markets. Towards the end of 1996, the Company focused its efforts on the development and implementation of a strategic business plan related primarily to cost reduction and containment and aggressive sales and marketing strategies in order to increase sales.

    In order to meet the established growth objectives, the Company hired a number of additional key management, sales, marketing, and technical R&D personnel. While the investment in personnel initially had an unfavorable cost impact on the Company in 1996, management believes that future benefits will be realized from this investment.

    As part of its business strategy for 1996, the Company invested over 9% of its net sales into expanded research and development activities. The Company's continued commitment to R&D is expected to result in new and innovative products in the future.

    During the latter part of 1996, the Company incurred approximately $781,000 of research and development, start-up and pre-production costs relating to a 1997 product launch for one of its significant customers. Although these costs were expensed in 1996, product sales began in early 1997.

RESULTS OF OPERATIONS

    The following information for the years ended December 31, 1996, 1995 and 1994 has been derived from the Company's audited consolidated financial statements and should be read in conjunction with such statements and the notes thereto included elsewhere in this Annual Report on Form 10-KSB.

                                                                      YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------
                                                          1996                  1995                  1994
                                                  --------------------  --------------------  --------------------
                                                                       (AMOUNTS IN THOUSANDS)
Net sales.......................................  $  21,018      100.0% $  15,192      100.0% $  15,568      100.0%
Gross profit....................................      7,863       37.4      5,833       38.4      6,089       39.1
Operating expenses:
  Selling.......................................      3,543       16.9      2,458       16.2      2,646       17.0
  General and administrative....................      3,492       16.6      2,012       13.2      1,955       12.6
  Research and development......................      1,972        9.4      1,146        7.5      1,111        7.1
  Amortization expense..........................        833        4.0        449        3.0        441        2.8
Loss from operations............................     (1,977)       9.4       (232)       1.5        (64)        .4
Interest expense, net...........................        558        2.7        115        0.8        207        1.3
Provision for income taxes......................          3     --             20        0.1         28         .2
Net loss........................................     (2,538)      12.1       (367)       2.4       (299)       1.9

    NET SALES. Net sales increased 38% to $21,018,000 in 1996 from $15,192,000 in 1995 primarily due to 1996 sales of $5,345,000 contributed by the Seafla Division, which had been acquired in December 1995. The balance of the sales increase came principally from the Company's flavors product, by expanding Seafla's customer base to include those of TFF by $1,120,000, or 27%, over 1995.

    Net sales for 1995 were $15,192,000, a decrease of $376,000 or 2%, from 1994. The decrease was primarily attributable to lower domestic and overseas sales of fragrance products. Although sales to TFF's largest beverage customer decreased approximately $1,200,000 (from $2,600,000 in 1994 to $1,400,000 in
1995), sales of new flavor products resulted in an overall increase of $504,000.

    GROSS PROFIT. Gross profit, as a percentage of sales, decreased to 37.4% on sales of $21.0 million in 1996, as compared to 38.4% on sales of $15.2 million in 1995, principally as a result of the Seafla Division, which has operated historically at a gross profit of approximately 36%.

    Gross profit decreased $256,000 or 4% to $5,833,000 in 1995 from $6,089,000 in 1994 primarily as a result of decreased net sales. Gross profit as a percentage of sales decreased approximately 0.8% due to sales of lower margin products by the Company's Canadian subsidiary in 1995 when compared to 1994.

OPERATING EXPENSES:

    SELLING EXPENSES. Selling expenses increased to $3,543,000 in 1996 from $2,458,000 in 1995. The increase was primarily attributable to the Seafla Acquisition, which resulted in additional selling expenses in 1996 of $731,000. The balance of the increase resulted from expansion of the Company's sales and marketing activities, including the addition of personnel and increased expenditures for sales support, and cost associated with the Company's share of certain co-operative start-up marketing and advertising costs incurred by a significant Company customer associated with a new product scheduled for production during the first quarter of 1997.

    In 1995, selling expenses decreased to $2,458,000 from $2,646,000 in 1994, primarily as a result of a reduction in sales personnel and support costs, and a reduction in customer freight charges.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses rose to $3,491,000 in 1996 from $2,012,000 in 1995. The Seafla Acquisition resulted in $751,000 of the incremental costs, while hiring of additional key management personnel and incurring higher professional and consulting services fees, occurring principally during the second half of the year also contributed to such increase. In addition, during the fourth quarter of 1996, the Company incurred approximately $122,000 of costs associated with the start-up and pre-production phases of a major product development program by a significant Company customer which commenced production in early 1997. The Company began implementing a comprehensive cost containment program late in the fourth quarter of 1996, however, the anticipated effects of the program are not expected before the second of 1997.

    General and administrative expenses in 1995 were consistent with those of 1994.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $1,972,000 in 1996 from $1,146,000 in 1995. The Seafla Division accounted for $383,000 of the increase while the balance principally pertained to costs associated with a major product development program by a significant Company customer and was incurred primarily during the fourth quarter of 1996. Full production and sales by such customer from this program commenced during the first quarter of 1997.

    Research and development expenses were $1,146,000 in 1995 as compared to $1,111,000 in 1994.

    AMORTIZATION EXPENSE. Amortization expense amounted to $833,000 in 1996, an increase of $384,000 from 1995's total of $449,000. The increase is principally attributable to the Seafla Acquisition and the amortization of the associated deferred financing costs.

    Amortization expense of $449,000 in 1995 was relatively consistent with 1994.

    INTEREST EXPENSE, NET. Interest expense rose to $558,000 in 1996 from $115,000 in 1995. The increase was due primarily to debt financing incurred with respect to the Seafla Acquisition.

    Interest expense decreased by $92,000 in 1995 as compared to 1994 due to the repayment during March 1994 of bank debt that was incurred to finance the acquisition of the F&C Division.

LIQUIDITY AND CAPITAL RESOURCES

    During 1996, cash used in operating activities of $1,615,000 was primarily financed through borrowings from the Company's revolving credit line and the issuance of the Convertible Notes. Working capital at December 31, 1996 was $4,020,000 as compared to $2,977,000 a year earlier. The increase of $1,043,000 was principally attributable to the addition of Seafla's working capital and the refinancing of the Company's revolving line of credit in October 1996 to a long-term arrangement. It is expected that the Company's working capital requirements in 1997 can be met through cash flow generated from operations and its credit facility.

    On December 6, 1995, the Company completed the Seafla Acquistion, and, in connection therewith, paid Seafla $3,000,000 in cash and issued the Seafla Note in the principal amount of $888,019. The Seafla Note was payable in five equal annual principal installments of $177,604 plus accrued interest beginning on January 1997. In March 1997, the Seafla Note was amended in order to extend the Company's obligation to pay the first principal installment of $177,604 until March 31, 1998; and the remaining four installments are due on January 1 of each year through January 2002. Outstanding amounts under the promissory note bears interest at a rate of 12% per annum. Under the Seafla Note, as amended, the Company is required to pay the interest accrued on the Note through December 31, 1996 in installments beginning April 15, 1997. The Company funded the cash portion of the Seafla purchase price through a term loan in the amount of $3,500,000 with interest payable monthly at one and one-half percent above the bank's prime rate.

    Historically, the Company's financing needs have been met through the issuances of equity and debt securities. The Company's principal line of credit was a one-year revolver note, which the Company extended from year to year. Borrowings under the revolving line of credit bore interest at the rate of one-half percent above prime rate.

    On October 17, 1996, the Company consolidated its existing $3,500,000 term loan and its $2,000,000 bank line of credit into a $5,500,000 revolving credit line (the "Credit Facility"). Borrowings under this Credit Facility bear interest at 1 1/4% above the lender prime rate and mature on January 15, 1999. The borrowings are secured by liens on substantially all of the assets of the Company. At December 31, 1996, the Company had outstanding borrowings under the Credit Facility of $4,375,000 and approximately $650,000 available for borrowing against its borrowing base. In April 1997, the Company and the Lender under the Credit Facility entered into a waiver and modification agreement which waived compliance by the Company with certain covenants for 1996 and amended one of such covenants for 1997 (the "Waiver") and included additional event of default provisions.

    On October 17, 1996, the Company consummated a financing which provided for the issuance of $1,500,000 principal amount of 9% Convertible Subordinated Notes due October 17, 1998 and the issuance of Class A Warrants to purchase an aggregate of 450,000 shares of Common Stock at $2.40 per share and Class B Warrants to purchase an aggregate of 156,250 shares of Common Stock at $2.70 per share. The Convertible Notes are secured by liens on substantially all of the assets of the Company, which liens are junior to those of the Company's senior lender under the Credit Facility.

    The Convertible Notes are convertible into shares of Common Stock at the option of the Company at any time on or prior to October 16, 1997 at a conversion price equal to the average market price of the Common Stock for the ten trading days immediately preceding the conversion date (the "average market price"). From October 17, 1997 to maturity on October 16, 1998, the Convertible Notes are convertible into shares of Common Stock at the option of the holders at a conversion price equal to the greater of the average market price or the floor price of $1.50 per share (subject to adjustments under certain circumstances). Pursuant to the Waiver, the Company is required to exercise its option to convert the

Convertible Notes into Common Stock pursuant to the terms of the financing agreement related to the Convertible Notes prior to October 17, 1997. The exact number of shares of Common Stock issuable upon conversion of all of the Convertible Notes cannot currently be determined but, generally, such issuances of Common Stock will vary inversely with the market price of the Common Stock. On April 8, 1997, the last reported sales price of the Common Stock on the Nasdaq OTC Bulletin Board was US$1.656 per share. If the market price of the Common Stock on April 8, 1997 were used to determine the number of shares of Common Stock issuable upon conversion of the Convertible Notes, the Company would be obligated to issue a total of approximately 906,000 shares of Common Stock, assuming all such notes were converted at such time. To the extent the average market price per share of the Common Stock is lower or higher, the Company would issue more or less shares of Common Stock than reflected in such estimate and such difference could be material.

    In connection with the financing, the Company granted the purchasers certain registration rights relating to the shares of Common Stock issuable upon conversion of the Convertible Notes and exercise of the Class A and Class B Warrants. The purchasers cannot require the Company to register such shares prior to October 18, 1997 or such earlier date upon which the Company converts the Convertible Notes into shares of Common Stock.

    On April , 1997, the Company and the lender under the Credit Facility entered into a waiver and modification agreement which waived compliance by the Company with certain covenants for 1996, amended one of such covenants for 1997 (the "Waiver") and included additional event of default provisions.

ITEM 7--FINANCIAL STATEMENTS

    The audited consolidated financial statements of the Company for the fiscal years ended December 31, 1996 and 1995 are located beginning at pages F-1 of this Annual Report on Form 10-KSB.

ITEM 8-- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 9-- DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
       COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

INFORMATION CONCERNING THE COMPANY'S BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth certain information concerning the Company's directors and executive officers.

NAME                                         AGE                          POSITIONS WITH THE COMPANY
---------------------------------------      ---      ------------------------------------------------------------------
Philip Rosner..........................          61   President, Chairman of the Board and Director
A. Gary Frumberg.......................          63   Executive Vice President and Director
Richard R. Higgins.....................          58   Executive Vice President and Director
Sydney Stein...........................          61   Director
Duncan Shirreff........................          45   Director
Scott Cunningham.......................          62   Director
Joseph A. Gemmo........................          51   Vice President and Chief Financial Officer
Paul E. Hoffmann.......................          50   Secretary and Treasurer
Ronald J. Dintemann....................          53   Vice President-Operations
Harvey Farber..........................          56   Senior Vice President-Flavor Development

    The business experience of each of the persons listed above for at least the last five years is as follows:

    PHILIP ROSNER has been the President and Chairman of the Board of the Company since its inception in 1989. He has been engaged in the flavor and fragrance industry for over 40 years. Before 1989, Mr. Rosner was the President of Globe Extracts, Inc. and, for 15 years before that, the President of Felton Worldwide, Inc., both of which produced and marketed flavors and fragrances.

    A. GARY FRUMBERG has been the Executive Vice President of the Company since 1989. Prior to 1989, Mr. Frumberg served as Vice President-International Sales of Felton Worldwide, Inc.

    RICHARD R. HIGGINS has been a Director of the Company since June 1996, and an Executive Vice President of the Company and President of the Company's Seafla Division since December 1995. Prior to that, Mr. Higgins was President of Seafla, Inc. from 1980 until that business was acquired by the Company in December 1995.

    SYDNEY STEIN has been a Director of the Company since 1993. Since 1974, Mr. Stein has been President of Syco Holdings Ltd., a Montreal-based retail chain. In addition, from March 1991 to May 1994, Mr. Stein was President of Kasyco, Inc., a Montreal-based wholesaler.

    DUNCAN SHIRREFF has been a Director of the Company since 1994. Since 1994, Mr. Shirreff also has been the Resident Director of the Toronto Branch of the Canadian merchant banking firm of CM Oliver & Company Limited in charge of corporate finance and European capital markets. From 1991 to 1994, he was an independent financial consultant to various corporations. Prior to 1991, Mr. Shirreff served as a Director of, and in senior executive capacities with, Scotia McLeod, Inc., a Toronto merchant banking firm.

    SCOTT CUNNINGHAM has been a Director of the Company since February 1997. Since 1993, Dr. Cunningham has been President of Stonehouse Development Co., a food technology company, and since 1986 he has been a Managing Director of Interlaken Capital, Inc., a management consulting firm specializing in the food and other industries.

    JOSEPH A. GEMMO has been Vice President and Chief Financial Officer of the Company since August 1996. From January 1994 to April 1996, Mr. Gemmo was the Chief Financial Officer of Bio-Botanica, Inc., a developer and manufacturer of herbal extracts. Prior to that, Mr. Gemmo was the Chief Financial Officer of General Aerospace Materials Corp. from 1989 to 1994.

    PAUL E. HOFFMANN has been the Secretary and Treasurer of the Company since 1990 and was a Director of the Company until June 1996. Before he joined the Company, Mr. Hoffman was Vice President, Finance of Globe Extracts, Inc. for more than eight years.

    RONALD J. DINTEMANN has been Vice President-Operations of the Company since May 1989 after serving as Vice President-Operations of Globe Extracts, Inc.

    HARVEY FARBER has been Senior Vice President-Flavor Development of the Company since October 1995 after serving as Vice President-Flavor Development at
J. Manheimer Inc. for the past 12 years.

    All directors of the Company serve until the next annual meeting of shareholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment. There are no family relationships among the directors and executive officers of the Company. See "Director Compensation" and "Executive Compensation."

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES

    The business affairs of the Company are managed under the direction of the Board of Directors. Members of the Board of Directors are informed about the Company's affairs through presentations, reports and documents distributed to them, through operating and financial reports routinely presented at meetings of the Board of Directors and committee meetings, and through other means. In addition, directors of the Company discharge their duties throughout the year not only by attending Board of Directors meetings but also through personal meetings and other communications, including telephone contact with management and others regarding matters of interest and concern to the Company.

    In February 1997, the Board of Directors approved an increase in the number of directors constituting the whole Board to seven. Currently, there is one vacancy on the Board of Directors.

BOARD COMMITTEES

    The Company's Board of Directors has an Audit Committee. The Company does not have either a compensation or a nominating committee. The members of the Audit Committee are appointed by the Board of Directors.

    AUDIT COMMITTEE. The Audit Committee recommends to the Board of Directors the firm to be selected each year as independent auditors of the Company's financial statements and to perform services related to the completion of such audit. The Audit Committee also has responsibility for (i) reviewing the scope and results of the audit with the independent auditors, (ii) reviewing the Company's financial condition and results of operations with management, (iii) considering the adequacy of the internal accounting, bookkeeping and control procedures of the Company, and (iv) reviewing any non-audit services and special engagements to be performed by the independent auditors and considering the effect of such performance on the auditors' independence. The current members of the Audit Committee are Messrs. Stein, Shirreff and Rosner.

    Although the Company has not established a nominating committee and/or a corporate governance committee as recommended by the TSE Report (as defined herein), the Company believes that the nomination of directors and other issues normally considered by these committees can be effectively dealt with by the Board of Directors due to its relatively small size, or by the Audit Committee which is composed substantially of "unrelated directors." See "Statement of Corporate Governance Practices."

DIRECTOR COMPENSATION

    Directors are reimbursed for reasonable expenses actually incurred in connection with attending each formal meeting of the Board of Directors or any committee thereof. In addition, each outside director of the Company is paid a $10,000 annual fee plus $500 for each formal meeting attended.

STATEMENT OF CORPORATE GOVERNANCE PRACTICES

    The Company's Common Stock is listed on the Toronto Stock Exchange (the "TSE"). The by-laws of the TSE were recently amended to require companies listed on the TSE to disclose their approach to corporate governance on an annual basis and within the context of certain guidelines proposed in the December 1994 report issued by The Toronto Stock Exchange Committee on Corporate Governance in Canada (the "TSE Report"). The report's focus is on the importance of each company addressing the governance issue in its own context and the receipt by the company's shareholders of an explanation for each company's approach to governance. There is no requirement for the Company to comply with the guidelines developed in the TSE Report, and the report itself recognizes that each company should have the flexibility to develop its own approach to corporate governance.

    Of particular significance is the fact that the Company is a United States company organized under the laws of the State of Delaware, and therefore is subject to that State's laws and principles of corporate governance. The Company is of the opinion that its approach to corporate governance is in compliance with Delaware law and therefore is also in accordance with the fundamental principles upon which the TSE Report was based. Moreover, the Company's Board of Directors has considered the guidelines in the TSE Report and believes that the Company's approach to corporate governance is working effectively for the Company and its shareholders. In particular, the Board of Directors believes that many of the guidelines in the TSE Report are better suited to larger companies and companies with securities that are more widely held than those of the Company.

UNRELATED DIRECTORS

    Much of the discussion in the TSE Report focuses on the composition of the Company's Board of Directors and, in particular, the number of "unrelated directors." In the TSE Report, an "unrelated director" is a director who is free from any interest and any business or other relationship which could, or could reasonably be perceived to, materially interfere with that director's ability to act with a view to the best interests of the Company, other than an interest arising from such director's status as a shareholder. The TSE Report also focuses on the importance of having an appropriate portion of the Board of Directors which is free from any interest or relationship with a "significant shareholder" of the Company (i.e., a shareholder controlling more than 50% of the Company's Common Stock). The Company does not have a "significant shareholder" within the meaning of the TSE Report.

    The Company's Board of Directors has concluded that three (i.e., Messrs. Stein, Shirreff and Cunningham) of its five members are "unrelated" within the meaning of the TSE Report. While the number of unrelated directors is less than the majority suggested by the TSE Report, the Company's Board of Directors believes that the number is appropriate for the effective operations of the Company. The Board of Directors believes that the presence of the President/Chairman of the Board of Directors and the Executive Vice Presidents on the Board of Directors is key to the effective corporate governance of the Company. The knowledge that each of these directors brings to the Board of Directors and the insight that each offers into his particular area of responsibility within the Company have been instrumental in creating a Board of Directors that functions effectively, and, in turn, in achieving successful results for the Company's growth and development.

    The Company's Board of Directors believes that its relationship with management in supervising the business and affairs of the Company is appropriate, and that the focus of the TSE Report on a majority of the Board being comprised of unrelated directors is neither necessary nor desirable for the Company under its present circumstances. The significant contributions of current management to the formation and continued growth of the Company and the confidence which the Board of Directors understands the Company's shareholders have in management are factors supporting the Board of Directors' opinion that additional independence is not required.

    The Board of Directors has no formal policy setting out which specific matters must be brought by the President and management and the Board of Directors for approval, although there is a clear understanding between management and the Board of Directors through historical and accepted legal practice that all transactions or other matters of a material nature must be presented by management for approval by the Board of Directors.

RESPONSE TO SHAREHOLDERS

    Management is available to shareholders to respond to questions and concerns on a prompt basis. The Board of Directors believes that the Company's communications with shareholders and others interested in the Company with respect to addressing their inquiries about the Company are responsive and effective.

EXPECTATIONS OF MANAGEMENT

    The Board of Directors works closely with members of management. The Board of Directors' access to information relating to the operations of the Company, through membership on the Board of Directors of several key members of management and, as necessary, attendance by other members of management at the request of the Board of Directors, are key elements to the effective and informed functioning of the Company's Board of Directors.

    The Board of Directors expects the Company's management to take the initiative in identifying opportunities and risks affecting the Company's business and finding means to deal with such opportunities and risks for the benefit of the Company. The Board of Directors is confident that the Company's management responds ably to this expectation.

LIMITATION OF PERSONAL LIABILITY AND INDEMNIFICATION

    The General Corporation Law of Delaware permits a corporation through its certificate of incorporation to eliminate the personal liability of its directors to the corporation or its shareholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions. The exceptions include a breach of fiduciary duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, improper declarations of dividends and transactions from which the directors derived an improper personal benefit. The Company's Certificate of Incorporation, as amended, exonerates its directors from monetary liability to the fullest extent permitted by this statutory provision but does not restrict the availability of non-monetary and other equitable relief.

    The Company's Certificate of Incorporation, as amended, and By-laws provide that the Company shall indemnify its directors and officers to the fullest extent permitted by Delaware law.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    The Securities and Exchange Commission (the "Commission") has comprehensive rules relating to the reporting of securities transactions by directors, officers and shareholders who beneficially own more than 10% of the Company's Common Stock (collectively, the "Reporting Persons"). These rules are complex and difficult to interpret. Based solely on a review of Section 16 reports received by the Company from Reporting Persons, the Company believes that no Reporting Person has failed to file a Section 16 report on a timely basis during the most recent fiscal year, except for Messrs. Philip Rosner, A. Gary Frumberg, Paul Hoffmann, Richard Higgins, Ronald Dintemann, Duncan Shirreff, Sydney Stein, and Harvey Farber, each of whom did not timely file their respective Form 3 reports in 1996, and Mr. Frumberg who did not timely file four Form 4 reports in 1996.

ITEM 10--EXECUTIVE COMPENSATION

    The following summary compensation table sets forth the aggregate compensation paid to or earned by the Company's Chairman of the Board and President, and the other four most highly compensated executive officers of the Company (other than the Chairman of the Board and President), whose total annual salaries and bonuses exceeded $100,000 for the three years ended December 31, 1996 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM COMPENSATION
                                                                                 -------------------------------
                                                                                    AWARDS
                                                                     ANNUAL      -------------      PAYOUTS
                                                                  COMPENSATION    SECURITIES    ----------------
                                                                  -------------   UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION                              YEAR        SALARY      OPTIONS/SARS   COMPENSATION(1)
-----------------------------------------------------  ---------  -------------  -------------  ----------------

Philip Rosner........................................       1996   $   235,000    $   100,000(  (3)    $   17,216
Chairman and President                                      1995       200,000        --               16,001
                                                            1994       236,634        100,000(  (2)        19,476

A. Gary Frumberg.....................................       1996       199,903        100,000(  (3)        17,010
Executive Vice President                                    1995       164,000        --               12,305
                                                            1994       200,000        100,000(  (2)        12,181

Richard R. Higgins...................................       1996       150,000        --               16,757
Executive Vice President                                    1995         5,769        --                1,261
                                                            1994       --             --               --

Harvey Farber........................................       1996       161,509         10,000           8,429
Senior Vice President-Flavor Development                    1995        36,821        --                1,850
                                                            1994       --             --               --

Ronald J. Dintemann..................................       1996       134,085         75,000(  (3)        22,580
Vice President-Operations                                   1995        97,176        --               10,909
                                                            1994       105,423         75,000(3)        10,387

------------------------

(1) Represents Company reimbursed automobile expenses of each executive.

(2) On October 31, 1995, the Company's Board of Directors approved a resolution which reduced the exercise prices of options granted under the Company's 1993 Option Plan and options granted in April 1994 to certain of the Company's directors, executive officers and employees, including to Messrs. Rosner, Frumberg and Dintemann, subject to stockholder approval. In October 1996, stockholder approval was obtained at the Company's Special Meeting of the shareholders held on October 30, 1996.

(3) Represents those stock options set forth in footnote (2) of this table which the Company granted to the respective executive officers in 1994. The exercise prices of such options were reduced by the Company in 1995, subject to shareholders approval.

    The following table sets forth certain information concerning individual option grants or the repricing of options during the year ended December 31, 1996 to each of the Named Executive Officers.

OPTION GRANTS IN YEAR 1996

                             OPTION GRANTS IN 1995

                                                                                                    POTENTIAL REALIZABLE
                                                                                                      VALUE AT ASSUMED
                                                                                                      ANNUAL RATES OF
                                                                                                        STOCK PRICE
                                               PERCENTAGE OF TOTAL                                    APPLICATION FOR
                                               OPTIONS GRANTED TO                                      OPTION TERM(2)
                                     OPTIONS   EMPLOYEES IN FISCAL   EXERCISE PRICE    EXPIRATION   --------------------
               NAME                  GRANTED         YEAR(1)             $/SHARE          DATE         5%         10%
----------------------------------  ---------  -------------------  -----------------  -----------  ---------  ---------
Philip Rosner.....................    100,000           22.1%           $     .64          4/8/99   $  24,000  $  66,000
A. Gary Fromberg..................    100,000           22.1%           $     .64          4/8/99   $  24,000  $  66,000
Ronald J. Dintemann...............     75,000           16.6%           $     .58          4/8/04   $  22,500  $  54,000

------------------------

(1) The Company originally had granted options to purchase 492,500 shares to employees and nonqualified options to purchase 200,000 shares to non-employeed directors in 1994. The numbers in the table reflect those options which have not been subsequently cancelled.

(2) The 5% and 10% assumed annual compound rates of stock price appreciation are mandated by the Securities and Exchange Commission and do not represent the Company's estimate or projection of future Common Stock prices.

AGGREGATE OPTION EXERCISES IN YEAR 1996 AND 1996 YEAR-END OPTION VALUES

    The following table provides certain information regarding stock option ownership and exercises by the President and the Named Executive Officers, as well as the number and assumed value of exercisable and unexercisable options held by those persons at December 31, 1996.

                                           NUMBER OF                                                       VALUE OF UNEXERCISED
                                            SHARES                         NUMBER OF UNEXERCISED OPTIONS  IN-THE-MONEY OPTIONS AT
                                          ACQUIRED ON          VALUE           AT DECEMBER 31, 1996        DECEMBER 31, 1996 ($)
NAME                                       EXERCISE         REALIZED($)      EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
-------------------------------------  -----------------  ---------------  -----------------------------  -----------------------
Philip Rosner........................         --                --                 50,000/50,000               43,000/43,000
A. Gary Frumberg.....................         --                --                 50,000/50,000               43,000/43,000
Richard R. Higgins...................
Harvey Farber........................         --                --                   0/10,000                     0/3,500
Ronald J. Dintemann..................         --                --                 37,500/37,500               34,500/34,500

------------------------

(1) Value of exercisable "in-the-money" options is equal to the difference between the closing bid price per share of the Common Stock on the TSE at December 31, 1996 (U.S. $1.50) and the option exercise price per share (as reduced by the Board of Directors on October 31, 1995, see "Ratification of Reduction of Exercise Prices of All Outstanding Options--Reduction of Exercise Prices") multiplied by the number of shares subject to options.

EMPLOYMENT AGREEMENTS

    In October 1995, the Company entered into five-year employment agreements with Messrs. Rosner, Frumberg and Hoffmann which provide such executives with annual salaries (adjustable in accordance with the Consumer Price Index) of $235,000, $200,000 and $135,000, respectively. Each agreement contains, among other things, customary termination and confidentiality provisions.

    In October 1995, the Company entered into a three-year employment agreement with Mr. Farber. Pursuant to the employment agreement, Mr. Farber is entitled to receive an annual salary of $160,000. In addition, the employment agreement provides that Mr. Farber is entitled to an annual bonus, payable at the sole discretion of the Company.

    In December 1995, the Company entered into an employment agreement with Mr. Higgins. Pursuant to the employment agreement, Mr. Higgins is entitled to receive an annual salary of $150,000 plus an amount, each year, equal to 2% of the Company's sales produced but not generated by the Seafla Division in that year. However, Mr. Higgins' annual compensation is not to exceed Mr. Rosner's annual compensation or $200,000, whichever is higher. Pursuant to the Seafla Acquisition, Mr. Higgins also received an aggregate of 750,000 restricted shares of Common Stock. See "Higgins' Restricted Shares."

    In January 1996, the Company entered into a five-year employment agreement with Ronald J. Dintemann with an annual salary (adjustable in accordance with the Consumer Price Index) of $135,000 per annum. The agreement contains, among other things, customary termination and confidentiality provisions.

    On August 2, 1996, the Company entered into a three-year employment agreement with Joseph A. Gemmo to serve as the Company's Vice President and Chief Financial Officer effective August 19, 1996. Pursuant to such agreement, Mr. Gemmo is entitled to receive an annual salary of $115,000 and an option to purchase 100,000 shares of the Company's Common Stock. In addition, the employment agreement provides that Mr. Gemmo is entitled to an annual bonus, payable at the sole discretion of the Company.

CONSULTING AGREEMENT

    In October 1995, the Company entered into a one-year consulting agreement with Strategic Growth International, Inc. ("SGI"), pursuant to which SGI, on behalf of the Company, agreed to (A) arrange and conduct meetings with the professional investment community and investor groups, (B) develop and implement a comprehensive investor relations program, and (C) provide professional staff services to assist the Company in carrying out its programs and objectives (the "Consulting Agreement"). Under the Consulting Agreement, the Company pays SGI a retainer fee of $8,000 per month plus reasonable expenses and issued to SGI warrants (the "Warrants") to purchase an aggregate of 600,000 shares of Common Stock at an initial exercise price of $0.56, the market price of the Common Stock on the TSE on the date of issuance, subject to adjustment in certain circumstances pursuant to the terms and conditions set forth in the Warrant Agreement dated as of October 25, 1995, as amended (the "Warrant Agreement").

    Under the Warrant Agreement, the Company retained the right, exercisable at its option at any time after December 31, 1999, to redeem all, but not part, of the Warrants upon not less than thirty (30) days notice to the holder thereof, at a redemption price of one cent ($.01) per Warrant, in the event that the average trading price on the TSE of the Company's Common Stock equals or exceeds Cdn. $1.50 for 30 consecutive trading days prior to the date of such notice. The Warrant Agreement expires on October 24, 2000.

    In October 1996, the Consulting Agreement expired by its terms. The Company has elected to continue to pay SGI for its services under the Consulting Agreement pursuant to its terms on a month to month basis, subject to cancellation at any time.

DESCRIPTION OF THE 1993 OPTION PLAN

    In November 1993, the Company adopted the 1993 Option Plan (the "1993 Plan") permitting the Company to grant options to its employees to purchase up to 500,000 shares of Common Stock. The options granted under the 1993 Plan may be exercised during the ten year period after they are granted, at an exercise price equal to the mean between the high and low selling prices of the Company's Common Stock on the TSE on the date of grant. Nevertheless, options granted to any person who beneficially owns ten percent (10%) or more of the Common Stock may be exercised only until the fifth anniversary of the date of the grant and must be granted at an exercise price equal to 110% of the market price at the date of the grant.

OPTIONS GRANTED UNDER THE 1993 OPTION PLAN

    On April 8, 1994, the Company granted options to purchase an aggregate of 492,500 shares of Common Stock to 71 employees. Of such amount, (A) ten-year options were granted to purchase 289,500 shares of Common Stock to 66 employees in the United States (including options for 75,000 shares to Mr. Hoffmann, the Company's Secretary and Treasurer) at an exercise price of U.S. $1.38, (B) ten-year options to purchase 3,000 shares of Common Stock were granted to three employees in Canada at the equivalent exercise price of Cdn. $1.90 and (C) five-year options to purchase 100,000 shares of Common Stock at an exercise price of U.S. $1.52 were granted to each of Philip Rosner and A. Gary Frumberg, each of whom beneficially owned at least 10% of the Common Stock at the time of grant. In each instance, 25% of the options become exercisable on each of the first four anniversaries of the grant date. The options granted to Messrs. Rosner, Frumberg, Hoffmann and Dintemann constituted 71% of the options granted to the Company's employees in 1994. As of April 8, 1997, no options have been exercised by Messrs. Rosner, Frumberg, Hoffmann or Dintemann.

DESCRIPTION OF OPTIONS GRANTED TO NON-EMPLOYEE DIRECTORS

    On April 8, 1994, the Company granted ten-year options (the "1994 Option Grants") to purchase 100,000 shares of Common Stock at an exercise price of U.S. $1.38 to each of Seth H. Dubin and Sydney Stein, both of whom were then directors, but not employees, of the Company. The options were granted at the market price on the date of grant.

    On November 14, 1994, Mr. Dubin resigned as a Director and exercised his option in full before it expired at the reduced exercise price, as determined by the Board of Directors.

REDUCTION OF EXERCISE PRICES

    On October 30, 1995, the Board of Directors reduced the exercise prices of all outstanding options granted under the 1993 Option Plan and the 1994 option grants from U.S. $1.38 per share to U.S. $.58 per share with respect to options granted to employees, officers or directors of the Company who are not beneficial owners of 10% or more of the Common Stock, and from U.S. $1.52 per share to U.S. $.64 per share with respect to options granted to employees, officers or directors who beneficially own 10% or more of the Common Stock.

    The Company's Board of Directors decided to reduce the exercise prices of all outstanding options in order to bring the exercise prices more in line with the prevailing selling prices of the Company's Common Stock. The reduced exercise prices approved by the Company's Board of Directors were based on the downward trend in the price of the Company's Common Stock during the three quarterly periods immediately preceding its decision. In addition, the reduced exercise prices are consistent with the average of the high and low selling prices of the Company's Common Stock on the TSE during the quarterly period in which such decision was made.

DESCRIPTION OF THE 1996 OPTION PLAN

    The following is a summary of the principal features of the 1996 Option Plan. This summary is qualified in its entirety by reference to the specific provisions of the plan.

ADMINISTRATION OF THE 1996 OPTION PLAN

    The 1996 Option Plan will be administered by the Board of Directors or by a committee (the "Committee") of non-employee members of the Company's Board of Directors, none of whom is eligible at any time for the grant of Options under the 1996 Option Plan and each of whom is a "non-employee director" within the meaning of Rule 16b-3 promulgated under the Exchange Act and an "outside director" within the meaning of Treasury Regulation Section 1.162-27(e)(3). The Company's Board of Directors or the Committee is authorized to interpret the 1996 Option Plan, adopt and amend rules and regulations relating to the 1996 Option Plan. All Options must be evidenced by a written agreement.

SHARES AVAILABLE

    Under the 1996 Option Plan, the maximum number of shares of Common Stock that may be subject to Options may not exceed an aggregate of 1,000,000 shares. The maximum number of shares may be adjusted in certain events, such as a stock split, reorganization or recapitalization.

ELIGIBILITY

    Employees (including officers and directors who are employees) of the Company or its subsidiaries are eligible for the grant of Incentive Options under the 1996 Option Plan. Directors who are not employees or officers are not eligible to receive Incentive Options. Options may also be granted to other persons, provided that such options shall be Non-Qualified Options. In the event of Incentive Options, the aggregate fair market value (determined at the time the Option is granted) of the Common Stock with respect to which Incentive Options become exercisable for the first time by the Option holder (i.e., vest) during any calendar year cannot exceed $100,000. This limit does not apply to Non-Qualified Options. To the extent an Option that otherwise would be an Incentive Option exceeds this $100,000 threshold, it will be treated as a Non-Qualified Option.

EXERCISE PRICE OF OPTIONS

    The Company will receive no monetary consideration for the grant of Options under the 1996 Option Plan. In case of an Incentive Option, the exercise price cannot be less than the fair market value (as defined in the 1996 Option Plan) of the Common Stock on the date the Option is granted and, if an optionee is a shareholder who beneficially owns 10% or more of the outstanding Common Stock, the exercise price of Incentive Options shall be determined by the Company's Board of Directors or the Committee but may not be less than 110% of the fair market value of the Common Stock. The exercise price of Options will be adjusted in certain events, such as a stock split, reorganization or recapitalization.

PAYMENT UPON EXERCISE OF OPTIONS

    Payment for shares purchased by exercising an Option is to be made by cash or check, or by any other means which the Board of Directors determines are consistent with the purposes of the 1996 Option Plan and with applicable laws and regulations.

TERM OF OPTIONS

    The term of an Option cannot exceed ten years and, in the case of an optionee who owns 10% or more of the outstanding Common Stock, cannot exceed five years.

TERMINATION OF EMPLOYMENT

    Individual option agreements generally will provide that the Options will expire upon termination of employment except that (A) in the case of termination that it is not for cause or otherwise attributable to a breach by the optionee of an employment or confidentiality or non-disclosure agreement, the Option will be exercisable for three months after termination to the same extent that it was exercisable prior to termination, (B) in the case of termination due to disability, the Option will be exercisable for one year after termination (or within such lesser period as may be specified in the applicable option agreement) to the same extent that it was exercisable prior to termination, and
(C) in the case of death while in the employ of the Company or within the three month period referred to in (A), the Option will be exercisable for one year after death (or within such lesser period as may be specified in the applicable option agreement). After the death of an optionee, the Option is exercisable by the legal representative of the optionee or by the person that acquired the Option by reason of the death of the Optionee.

NON-TRANSFERABILITY OF OPTIONS

    Options are not transferable by the optionee except by will or by the laws of descent and distribution. The disposition of shares acquired pursuant to the exercise of an Option will be subject to any applicable restrictions on transferability imposed by Federal and state securities laws and the Commission's regulations.

EFFECTIVE DATE

    The 1996 Option Plan became effective when adopted by the Board of Directors and was subsequently approved by the Shareholders at the Special Meeting held on October 30, 1996.

DURATION OF THE 1996 OPTION PLAN

    The 1996 Option Plan will terminate automatically and no Options may be granted more than ten years after the date the 1996 Option Plan was approved by the Company's Board of Directors. The 1996

Option Plan may be terminated at any prior time by the Board of Directors. Termination of the 1996 Option Plan will not affect Options that were granted prior to the termination date.

AMENDMENTS OR MODIFICATIONS

    The 1996 Option Plan may be amended or modified from time to time by the Company's Board of Directors, subject to any required regulatory approval: however, if at any time the approval of the shareholders of the Company is required under Section 422 of the Code or Rule 16b-3 under the Exchange Act, the Board of Directors may not effect such modification or amendment without such approval.

CERTAIN FEDERAL INCOME TAX CONSEQUENCES

    The following summary outlines certain Federal income tax consequences of the 1996 Option Plan to the Company and participants under present law.

ITEM 11--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of April 8, 1997 regarding the beneficial ownership of Common Stock by (A) each person known by the Company to own beneficially more than 5% of the Common Stock, (B) each director of the Company, (C) each of the Named Executive Officers, and (D) all executive officers and directors of the Company as a group (9 persons).

`

                                                                                                                       PERCENTAGE
                                                                                              NUMBER OF SHARES        BENEFICIALLY
NAME                                                                                       BENEFICIALLY OWNED (1)        OWNED
---------------------------------------------------------------------------------------  --------------------------   ------------
Philip Rosner(2).......................................................................     2,450,465 shares(3)(4)       19.9%
A. Gary Frumberg(2)....................................................................     1,426,999 shares(3)          11.6%
Scott Cunningham.......................................................................         2,143 shares(5)          *
Sydney Stein...........................................................................       100,000 shares             *
Duncan Shirreff........................................................................         1,000 shares             *
Richard R. Higgins(7)..................................................................       931,500 shares              7.6%
Ronald J. Dintemann....................................................................       165,361 shares(5)           1.3%
Harvey Farber..........................................................................         3,700 shares(8)          *
All Directors and Executive Officers (9)...............................................     5,231,168 shares             42.4%

------------------------

*   Less than 1%

(1) Unless otherwise indicated, to the Company's knowledge the nature of the beneficial ownership for all shares of Common Stock is sole voting and investment power.

(2) The business address of Messrs. Rosner and Frumberg is 10 Edison Street East, Amityville, New York 11701.

(3) Includes five-year options to purchase 75,000 shares of Common Stock granted on April 8, 1994 to Messrs. Rosner and Frumberg and excludes options to purchase an additional 25,000 shares that have not yet vested.

(4) Includes 36,438 shares of Common Stock held by Mr. Rosner's wife. Mr. Rosner disclaims beneficial ownership of the shares owned by his wife.

(5) Includes ten-year options to purchase 56,250 shares of Common Stock granted to Messrs. Hoffmann and Dintemann on April 8, 1994 and excludes options to purchase an additional 18,750 shares that have not yet vested.

(6) Represents ten-year options to purchase 100,000 shares of Common Stock granted to Mr. Stein on April 8, 1994.

(7) The business address of Mr. Higgins is 999 Tech Drive, Milford, Ohio 45150.

(8) Includes ten-year options to purchase 2,500 shares of Common Stock granted to Mr. Farber on January 23, 1996 and excludes options to purchase an additional 7,500 shares that have not yet vested.

(9) Includes shares beneficially owned and options exercisable within 60 days of April 8, 1997 by Philip Rosner, A. Gary Frumberg, Scott Cunningham, Sydney Stein, Duncan Shirreff, Ronald J. Dintemann, Richard Higgins, Joseph A. Gemmo and Harvey Farber.

ESCROW

    In connection with the Company's initial public offering of 4,670,000 shares of Common Stock in Canada and pursuant to the requirements of the Ontario Securities Act and the TSE, Messrs. Rosner and Frumberg placed 2,157,077 and 1,427,999 shares of Common Stock, respectively, in escrow with the

Montreal Trust Company of Canada. While in escrow, the shares may not be sold, transferred or pledged without the consent of the Ontario Securities Commission except upon the death or bankruptcy of the shareholder. Pursuant to the escrow agreement, 10% of the shares were released from escrow on October 26, 1994, 20% were released on October 26, 1995 and another 20% were released on October 26, 1996. In addition, 20% of the escrowed shares will be released on October 26, 1997 and 30% will be released on October 26, 1998.

HIGGINS' RESTRICTED SHARES
    In December 1995, the Company consummated the Seafla Acquisition and in connection therewith, Richard R. Higgins, Seafla's president received 750,000 shares of restricted Common Stock under the terms of his employment agreement. None of the shares issued to Mr. Higgins may be sold in the United States or to United States persons until December 7, 1998.

ITEM 12--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  TRANSACTIONS WITH PRINCIPAL SHAREHOLDERS

    On December 6, 1995, the Company consummated the Seafla Acquisition. As consideration in such transaction, the Company paid $3,000,000 and issued a promissory note in the original principal amount of $1,000,000, which principal amount was reduced to $888,019 through an adjustment to the purchase price. Of such principal amount of $888,019, $177,604 was payable on January 1, 1997 and the remaining four installments were payable on each January 1 thereafter through 2001. The Seafla Note bears interest at the rate of 12% per annum. Concurrently with the closing of the acquisition, the Company entered into a five-year employment agreement with Mr. Higgins, the President of Seafla, to be the President of the Company's Seafla Division. The Company funded the cash portion of the Seafla Acquisition purchase price through bank borrowings of $3,500,000.

    In connection with the Seafla Acquisition, the Company assumed the lease of Seafla's 37,000 square foot facility in Milford, Ohio, with a term expiring in 2014. The owner of this leased facility is a partnership in which Mr. Higgins is a partner. The annual rental paid by the Company in respect of this facility is $192,000. In connection with the Seafla Acquisition, the Company obtained a report of an independent appraisal firm which concluded that the rental paid by the Company is at or very close to market value.

TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth certain information regarding loans made by the Company to its directors and executive officers during the fiscal year ended December 31, 1996 (collectively, the "Loans"). As of April 8, 1997, the aggregate indebtedness owed to the Company pursuant to the Loans was $279,936, including accrued interest thereon. The Loans are unsecured and bear interest at a rate of 8% per annum and are due in installments of principal and interest through December 31, 1999.

                       TABLE OF INDEBTEDNESS OF DIRECTORS
                       AND EXECUTIVE OFFICERS OTHER THAN
                       UNDER SECURITIES PURCHASE PROGRAMS

                                                              LARGEST
                                                              AMOUNT                                AMOUNT
                                                            OUTSTANDING   AMOUNT OUTSTANDING     OUTSTANDING
    NAME AND                                                  DURING            AS OF               AS OF
PRINCIPAL POSITIONINVOLVEMENT OF                              FISCAL         DECEMBER 31,          APRIL 8,
ISSUER                                                        1996(1)          1996(1)             1997(1)
---------------------------------------------------------  -------------  ------------------  ------------------
Philip Rosner............................................       Lender        $  192,361          $  192,937
Chairman President and Director Nominee
A. Gary Frumberg.........................................       Lender        $   92,185          $   86,999
Executive Vice President and Director Nominee

------------------------

(1) Includes accrued interest.

ITEM 13--EXHIBITS AND REPORTS ON FORM 8-K.

    (a) The exhibits listed below are filed as Exhibits to this Annual Report on Form 10-KSB.

       2.  Certificate of Incorporation and By-Laws                                            (A)
     10.1  Lease for Property in Amityville, New York                                          (A)
     10.2  1993 Employee Stock Option Plan                                                     (A)
     10.3  Seafla Inc. Asset Purchase Agreement dated December 6, 1995                         (B)
     10.4  Letter dated June 11, 1996 from Coopers & Lybrand L.L.P. to the Company             (D)
     10.5  Purchase Agreement, dated as of October 17, 1996, between the Company and the       (E)
             Purchasers listed herein.
     10.6  General Security Agreement, dated as of October 17, 1996, between the Company       (E)
             and the Purchasers listed therein.
     10.7  Class A Warrant Certificates.                                                       (E)
     10.8  Class B Warrant Certificates.                                                       (E)
     10.9  Letter Agreement, dated as of November 1, 1996, by and between the Company and      (E)
             the Purchasers listed therein.
    10.10  Escrow Agreement relating to shares of Messrs. Rosner and Frumberg.                 (A)
    10.11  Amendment to Amended and Restated Promissory Note                                   (D)
    10.12  Recognition Subordination & Limited Waiver Agreement, dated October 17, 1996, by and among the Company, Northfork Bank and the purchasers party to the
             Purchase Agreement datted October 17, 1996 with the Company.
    10.13  Northfork Bank Consolidated, Modified Revolving Credit Note, dated October 22,
             1996.
    10.14  Letter, dated April 9, 1997 from North Fork Bank to the Company.
    10.15  Amendment to Consolidated, Modified Revolving Note.
    10.16  Warrant Certificate.
    10.17  Amendment to Amended and Restated Promissory Note.
    10.18  Letter on change of Certified Public Accountants.
      21   Subsidiaries
     23.1  Consent of Tabb, Conigliaro & McGann, P.C.
      27.  Appendix A to Item 601(c) of Regulation S-D (Article 5 of Regulation S-X
             Commercial and Industrial Companies).

------------------------

(A) Incorporated by reference to the Company's Registration Statement on Form 10-SB (File No. 0-26682) filed with the Commission on August 28, 1995.

(B) Incorporated by reference to the Company's Report on Form 8-K filed with the Commission on December 20, 1995.

(C) Incorporated by reference to the Company's Report on Form 10-QSB for the Quarter Ended March 31, 1996 (File No. 0-26682).

(D) Incorporated by reference to the Company's Report on Form 8-K, filed with the Commission on June 12, 1996.

(E) Incorporated by reference to the Company's Report on Form 8-K filed with the Commission on November 4, 1996.

    (b) Reports on Form 8-K.

    The following reports on Form 8-K were filed during the year ended December 31, 1996:

    1.  Report on Form 8-K, filed with the Commission on June 12, 1996.

    2.  Report on Form 8-K, filed with the Commission on November 4, 1996.

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Technology Flavors & Fragrances, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Technology Flavors & Fragrances, Inc. and Subsidiary as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Technology Flavors & Fragrances, Inc. and Subsidiary at December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG L.L.P.

Melville, New York
March 25, 1997, except for
 Note 10, as to which the
 date is April 7, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Stockholders of
Technology Flavors & Fragrances, Inc.

We have audited the accompanying consolidated balance sheet of Technology Flavors & Fragrances, Inc. as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the Company's wholly-owned Seafla Division acquired on December 6, 1995, which statements reflect total assets of $4,442,721 as of December 31, 1995, and total revenues of $310,299 for the period December 6, 1995 through December 31, 1995. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Seafla Division, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit, and the report of the other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Technology Flavors & Fragrances, Inc. as of December 31, 1995, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                          /s/ COOPERS & LYBRAND, L.L.P.

Melville, New York
March 25, 1996

                [LETTERHEAD OF TABB, CONIGLIARO & MCGANN, P. C.]

To the Board of Directors
Technology Flavors & Fragrances, Inc.
Amityville, NY

                          INDEPENDENT AUDITORS' REPORT

    We have audited the accompanying balance sheet of Seafla (a division of Technology Flavors & Fragrances, Inc.) as of December 31, 1995 and the related statements of income and cash flows for the period from inception (December 7, 1995) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seafla at December 31, 1995, and the results of its operations and its cash flows for the period from inception (December 7, 1995) to December 31, 1995, in conformity with generally accepted accounting principles.

                                      /s/ Tabb, Conigliaro & McGann, P.C.
-------------------------------------------------------------------------------
                                               TABB, CONIGLIARO & McGANN, P.C.

New York, NY
March 1, 1996

                     TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         FOR THE YEARS ENDED
                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1996           1995
                                                                                     -------------  -------------
Net sales..........................................................................  $  21,017,960  $  15,191,848
Cost of sales......................................................................     13,155,260      9,358,590
                                                                                     -------------  -------------
      Gross profit.................................................................      7,862,700      5,833,258
                                                                                     -------------  -------------
Operating expenses:
  Selling..........................................................................      3,543,130      2,457,955
  General and administrative.......................................................      3,491,452      2,012,015
  Research and development.........................................................      1,971,770      1,145,854
  Amortization expense.............................................................        833,427        449,401
                                                                                     -------------  -------------
      Total operating expenses.....................................................      9,839,779      6,065,225
                                                                                     -------------  -------------
Loss from operations...............................................................     (1,977,079)      (231,967)
Interest expense, net..............................................................       (557,660)      (114,656)
                                                                                     -------------  -------------
Loss before provision for income taxes.............................................     (2,534,739)      (346,623)
Provision for income taxes.........................................................         (2,874)       (19,906)
                                                                                     -------------  -------------
Net loss...........................................................................  $  (2,537,613) $    (366,529)
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Net loss per common share..........................................................  $        (.21) $        (.03)
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Weighted average shares outstanding................................................     11,864,345     11,195,465
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                            See accompanying notes.

                     TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                UNEARNED
                                   COMMON STOCK                               COMPENSATION      TREASURY STOCK
                               --------------------   PAID-IN   (ACCUMULATED  ARISING FROM   --------------------
                                SHARES     AMOUNT     CAPITAL     DEFICIT)    STOCK AWARDS    SHARES     AMOUNT      TOTAL
                               ---------  ---------  ---------  ------------  -------------  ---------  ---------  ---------

Balance at December 31,
  1994.......................  11,316,706 $ 113,167  $8,957,501  $ (923,748)                   (36,438) $ (10,000) $8,136,920

  Shares issued upon exercise
    of stock options.........    100,000      1,000     43,000                                                        44,000
  Shares issued in connection
    with stock award.........    750,000      7,500    396,750                  $(404,250)
  Amortization of unearned
    compensation.............                                                       5,944                              5,944
  Warrants issued for
    services.................                           60,000                                                        60,000
  Purchase of treasury
    stock....................                                                                 (373,300)  (306,841)  (306,841)
  Net loss...................                                      (366,529)                                        (366,529)
                               ---------  ---------  ---------  ------------  -------------  ---------  ---------  ---------
Balance at December 31,
  1995.......................  12,166,706   121,667  9,457,251   (1,290,277)     (398,306)    (409,738)  (316,841) 7,573,494

  Shares issued in connection
    with convertible debt
    financing................    100,000      1,000    105,063                                                       106,063
  Shares issued to broker in
    connection with Seafla
    acquisition..............    100,000      1,000    150,500                                                       151,500
  Amortization of unearned
    compensation.............                                                      81,011                             81,011
  Cancellation of treasury
    stock....................   (373,300)    (3,733)  (303,108)                                373,300    306,841
  Net loss...................                                    (2,537,613)                                       (2,537,613)
                               ---------  ---------  ---------  ------------  -------------  ---------  ---------  ---------
Balance at December 31,
  1996.......................  11,993,406 $ 119,934  $9,409,706  $(3,827,890)   $(317,295)     (36,438) $ (10,000) $5,374,455
                               ---------  ---------  ---------  ------------  -------------  ---------  ---------  ---------
                               ---------  ---------  ---------  ------------  -------------  ---------  ---------  ---------

                            See accompanying notes.

                     TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          FOR THE YEARS ENDED
                                                                                              DECEMBER 31,
                                                                                      ----------------------------
                                                                                          1996           1995
                                                                                      -------------  -------------
Cash flows from operating activities:
  Net loss..........................................................................  $  (2,537,613) $    (366,529)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Depreciation and amortization...................................................      1,146,126        713,457
    Provision for bad debts.........................................................        150,664        123,100
    Deferred rent...................................................................          9,528          6,277
    Changes in assets and liabilities, net of effects of acquired business in 1995:
      Accounts receivable...........................................................     (1,026,930)      (547,966)
      Inventories...................................................................       (605,332)      (179,492)
      Prepaid expenses and other current assets.....................................         47,670        122,826
      Other assets..................................................................       (190,874)       (57,394)
      Accounts payable..............................................................        740,090        342,905
      Accrued expenses..............................................................        651,391       (127,545)
                                                                                      -------------  -------------
    Net cash (used in) provided by operating activities.............................     (1,615,280)        29,639
                                                                                      -------------  -------------
Cash flows from investing activities:
  Purchase of fixed assets..........................................................       (137,072)       (44,537)
  Notes receivable..................................................................         35,763       (190,256)
  Decrease (increase) in cash surrender value of life insurance policy..............        307,785        (55,355)
  Acquisition of Seafla, Inc........................................................        (47,764)    (3,000,000)
  Cash acquired in Seafla acquisition...............................................       --               86,125
                                                                                      -------------  -------------
    Net cash provided by (used in) investing activities.............................        158,712     (3,204,023)
                                                                                      -------------  -------------
Cash flows from financing activities:
  Proceeds from convertible debt financing..........................................      1,500,000       --
  Proceeds from long-term bank debt.................................................       --            3,500,000
  Issuance of common stock..........................................................       --               44,000
  Repayment of long-term debt.......................................................       (277,000)      (101,333)
  Purchase of treasury stock........................................................       --             (306,841)
                                                                                      -------------  -------------
    Net cash provided by financing activities.......................................      1,223,000      3,135,826
                                                                                      -------------  -------------
Decrease in cash....................................................................       (233,568)       (38,558)
Cash--beginning of year.............................................................        467,134        505,692
                                                                                      -------------  -------------
Cash--end of year...................................................................  $     233,566  $     467,134
                                                                                      -------------  -------------
                                                                                      -------------  -------------

Supplemental information:
  Cash paid during the period for interest..........................................  $     476,000  $     103,000
                                                                                      -------------  -------------
                                                                                      -------------  -------------
  Cash paid during the period for income taxes......................................  $    --        $       4,000
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                     TECHNOLOGY FLAVORS & FRAGRANCES, INC.

Supplemental disclosures of non-cash investing and financing activities:

    Equipment acquired under a capital lease obligation amounted to $97,000 in 1996.

        In October 1996, the Company issued 100,000 shares of Common Stock valued at $100,000 to a broker and issued 606,250 warrants to the Convertible Note holders in connection with a convertible debt financing. (See Note 10.)

        In February 1996, the Company issued 100,000 shares of Common Stock valued at $152,000 for services performed by a broker in connection with the Company's December 1995 acquisition of Seafla, Inc. The issuance of shares was in lieu of payment which had previously been accrued at December 31, 1995.

        During 1995, the Company issued stock to an employee and recorded unearned compensation aggregating $404,000.

        In December 1995, the Company purchased the net assets of Seafla, Inc. for cash and the issuance of a note payable for $888,019. Expenses of $246,607 were accrued at December 31, 1995. (See Note 3.)

        During 1995, the Company issued warrants with a value of $60,000 to a service provider.

                              See accompanying notes.

                     TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

1. BACKGROUND AND DESCRIPTION OF BUSINESS

    Technology Flavors & Fragrances, Inc. (the "Company") is a manufacturer of flavor, fragrance and seasoning products used to provide or enhance flavors or fragrances in a wide variety of consumer and industrial products.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

INVENTORIES

    Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. The cost of raw materials is determined on the specific identification method.

FIXED ASSETS

    Machinery and equipment are recorded at cost and depreciated over their estimated useful lives ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the assets. Maintenance and repairs are charged to expense as incurred and renewals and improvements, which extend the life of the assets, are capitalized.

    If events or changes in circumstances indicate that the carrying value of the Company's long-lived assets may not be recovered, the Company estimates the future net cash flows expected to result from the use of the asset. If this net cash flow is less than the carrying value, the Company will recognize an impairment loss. No such impairment loss has been recognized for any period presented.

INTANGIBLE ASSETS

    Amortization of intangible assets is provided on the straight-line method over the estimated useful lives of the assets. Annually, the Company assesses the realizability of its capitalized formulations based upon the yearly level of product utilization and forecasted sales data (see Note 7).

RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are expensed as incurred.

INCOME TAXES

    The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount currently estimated to be realized.

                     TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FOREIGN CURRENCY TRANSLATION

    The financial position and results of operations of the Company's Canadian subsidiary are measured using local currency as the functional currency. Balance sheet accounts are translated at the end of year exchange rate, and income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates between years are not material.

NET LOSS PER COMMON SHARE

    Net loss per common share is based on the weighted average number of common shares outstanding in each period. The effect of including shares issuable upon the assumed exercise of outstanding options and warrants or the conversion of the subordinated note would be anti-dilative and, therefore, such effects have not been included in the computation of net loss per share.

UNEARNED COMPENSATION

    Unearned compensation is recorded as a separate component of stockholders' equity for the fair market value of the shares at time of issuance and are charged on a straight-line basis to general and administrative expenses over the related vesting periods.

REVENUE RECOGNITION

    The Company recognizes revenue when inventory is shipped and title legally transfers to the purchaser.

ADVERTISING COSTS

    The Company expenses advertising costs as incurred. Advertising costs were approximately $175,000 in 1996 and $14,000 in 1995.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Cash and cash equivalents, notes receivable and long-term debt are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. The Company estimates the fair value of its fixed rate note receivable and long-term debt by using a discounted cash flow analysis.

RECLASSIFICATION

    Certain prior year amounts have been reclassified in the financial statements to be consistent with the current year presentation.

                     TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

3. ACQUISITIONS

SEAFLA, INC.

    Effective December 6, 1995, the Company acquired all of the assets and assumed all of the liabilities of Seafla, Inc. ("Seafla") for $3,000,000 in cash and a promissory note in the principal amount of $888,019 (see Note 10). Seafla manufactures and distributes food seasonings and flavorings principally in the midwest region of the United States. The acquisition has been accounted for by the purchase method of accounting. The results of operations of Seafla are included in the Company's statement of operations from the date of acquisition.

    The total cost of the acquisition of $4,134,626, including expenses of $246,607, was allocated on the basis of the fair value of assets acquired and liabilities assumed and incurred. Approximately $1,416,000 was allocated to tangible assets and $294,000 was allocated to liabilities. The excess of the purchase price over the fair value of assets and liabilities assumed and incurred of $3,012,478 was allocated to the following intangible assets:

Formulations....................................................  $1,750,000
Goodwill........................................................    987,478
Covenant not to compete.........................................    150,000
Customer list...................................................    100,000
Trademarks......................................................     25,000

    These intangible assets are being amortized on a straight-line basis over their respective lives (see Note 7).

    The unaudited pro forma financial information set forth below is based upon the Company's historical consolidated statement of operations for the year ended December 31, 1995, adjusted to give effect to the acquisition of Seafla as if it occurred on January 1, 1995:

Net sales......................................................  $19,085,212
Net loss.......................................................  $ (929,070)
Net loss per share.............................................  $    ( .08)

    The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred on January 1, 1995, nor does it purport to represent the results of operations for future periods.

F & C INTERNATIONAL, INC.

    In July 1993, the Company purchased certain assets which included customer lists and product formulas of F & C International, Inc.'s Fragrance Division and a 5-year covenant not to compete for approximately $4,700,000 in cash. The assets purchased include certain tangible assets with a fair market value of $388,000, with the balance assigned to intangible assets to be amortized over 13 years, commencing August 1, 1993.

                     TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

4. RECEIVABLES

                                                                   DECEMBER 31,  DECEMBER 31,
                                                                       1996          1995
                                                                   ------------  ------------
Trade............................................................   $3,222,157    $2,472,482
Alcohol drawbacks................................................      154,430       165,726
Other............................................................      153,410        15,523
                                                                   ------------  ------------
                                                                    $3,529,997    $2,653,731
                                                                   ------------  ------------
                                                                   ------------  ------------

    In 1996 and 1995, the allowance for doubtful accounts increased by an additional provision of $151,000 and $123,000, respectively, and was reduced by bad debt write-offs of $140,000 and $66,000, respectively.

5. INVENTORIES

                                                                   DECEMBER 31,  DECEMBER 31,
                                                                       1996          1995
                                                                   ------------  ------------
Raw materials....................................................   $3,145,743    $2,333,653
Finished goods...................................................      879,843     1,086,601
                                                                   ------------  ------------
                                                                    $4,025,586    $3,420,254
                                                                   ------------  ------------
                                                                   ------------  ------------

6. FIXED ASSETS

                                                                   DECEMBER 31,  DECEMBER 31,
                                                                       1996          1995
                                                                   ------------  ------------
Machinery and equipment..........................................   $1,595,536    $1,521,465
Leasehold improvements...........................................      685,596       640,349
Furniture and fixtures...........................................      584,918       473,343
                                                                   ------------  ------------
                                                                     2,866,050     2,635,157
Less: accumulated depreciation and amortization..................   (1,464,988)   (1,155,056)
                                                                   ------------  ------------
                                                                    $1,401,062    $1,480,101
                                                                   ------------  ------------
                                                                   ------------  ------------

    Depreciation and amortization expense relating to fixed assets for the years ended December 31, 1996 and 1995 was approximately $313,000 and $249,000, respectively.

7. INTANGIBLE ASSETS

                                                     AMORTIZATION    DECEMBER 31,   DECEMBER 31,
                                                        PERIOD           1996           1995
                                                    ---------------  -------------  -------------
Goodwill..........................................            15     $   1,025,591  $     987,478
Formulations......................................          5-13         6,242,959      6,299,294
Organization costs................................             5            44,640         77,520
Customer lists....................................          5-13           360,000        360,000
Non-compete covenants.............................             4           150,000        355,000
Trademarks........................................             5            39,095         39,095
                                                                     -------------  -------------
                                                                         7,862,285      8,118,387
Less: accumulated amortization....................                      (1,656,531)    (1,306,250)
                                                                     -------------  -------------
                                                                     $   6,205,754  $   6,812,137
                                                                     -------------  -------------
                                                                     -------------  -------------

                     TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

    Amortization expense relating to intangible assets for the years ended December 31, 1996 and 1995 was approximately $654,000 and $449,000, respectively.

8. NOTES RECEIVABLE FROM RELATED PARTIES

    Notes receivable from related parties consist of amounts owed by two executives and principal shareholders of the Company. The notes bear interest at 8% per annum and are due in monthly installments of principal and interest through December 31, 1999.

9. NOTES PAYABLE

    The Company had a line of credit from a bank for borrowings up to $2,000,000 at an interest rate based on the bank's prime lending rate plus 1/2% per annum. As of December 31, 1995, $1,100,000 was outstanding under this facility. During October 1996, this arrangement was consolidated into a long-term revolving credit line facility (see Note 10).

10. LONG-TERM DEBT

                                                                   DECEMBER 31,  DECEMBER 31,
                                                                       1996          1995
                                                                   ------------  ------------
Revolving credit line borrowings bearing interest at 1 1/4% above the bank's prime rate (8% at December 31, 1996) maturing
  January 1999(a)................................................   $4,375,000    $3,500,000
Convertible subordinated notes payable bearing interest at 9% per
  annum maturing October 1998(b).................................    1,500,000        --
Note payable to the former Seafla shareholder bearing interest at
  12% per annum payable in five equal annual installments
  commencing March 1998(c).......................................      888,019       888,019
Capital leases...................................................       96,588        --
Notes payable to former stockholders.............................       --            12,000
Non compete liability to former shareholders.....................       --            40,000
                                                                   ------------  ------------
                                                                     6,859,607     4,440,019
    Less: current maturities.....................................       19,078        52,000
                                                                   ------------  ------------
                                                                    $6,840,529    $4,388,019
                                                                   ------------  ------------
                                                                   ------------  ------------

    (a) On October 22, 1996, the Company consolidated its existing $3,500,000 bank term loan and its $2,000,000 revolving line of credit into a $5,500,000 revolving credit line. Outstanding borrowings under the credit line are secured by substantially all of the assets of the Company. The credit line requires the maintenance of specified levels of tangible net worth, working capital and limits on capital expenditures. On April 7, 1997, the bank has waived certain covenant provisions for 1996 and has amended a covenant provision for 1997.

    On April 7, 1997, in connection with the 1996 waivers and 1997 amendment, the Company issued to the bank warrants to purchase 100,000 shares of the Company's common stock at a price of $2.40 per share, subject to approval of the TSE. The expiration of the warrants coincides with the expiration date of the revolving credit line, January 15, 1999; however, if the credit line's maturity is extended for any reason,

                     TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

10. LONG-TERM DEBT (CONTINUED)
including any renewals, the expiration of the warrants will be automatically extended, but not to exceed 5-years from date of issuance. The warrants contain a "put" provision which will give the bank the right to require that the Company purchase the warrants from the bank for $20,000.

    The bank's "put" period will be for 120 days, to begin on the first anniversary of the issuance of the warrants. The warrants contain anti-dilution provisions and other benefits provided to the Convertible Subordinated Note holders (see (b) below) in their warrants. The Company has the right at any time prior to April 7, 1998 to "call" 50,000 of the warrants by paying the bank $20,000. The "call" provision will be valid up to the first anniversary of the issuance of the warrants. Should the Company exercise its "call" rights, the bank will retain its right to "put" the remaining balance of the warrants to the Company and be paid a fee of $10,000. In addition, the bank is requiring the Company to exercise its option to convert the Convertible Subordinated Notes into Common Stock pursuant to the terms of the financing agreement prior to October 17, 1997.

    (b) On October 17, 1996, the Company consummated a $1,500,000 Convertible Subordinated Notes financing together with the issuance of stock purchase warrants (see Note 13). The Notes are secured by liens on substantially all of the assets of the Company and are convertible into shares of common stock, at the option of the Company, at any time on or prior to October 16, 1997, at a conversion price equal to the average market price for the ten trading days immediately preceding the date of determination. From October 17, 1997 to maturity, the Notes are convertible into shares of common stock, at the option of the holders, at a conversion price equal to the greater of the market price, as defined, at that time or the floor price of $1.50 per share, subject to adjustments under certain circumstances as defined in the agreement. As described in paragraph (a) above, the Company is required to exercise its option to convert all of the Convertible Subordinated Notes to Common Stock prior to October 17, 1997.

    (c) In connection with the acquisition of Seafla, Inc. in December 1995, the Company issued a promissory note of $888,019 payable in five annual installments of $177,604 plus accrued interest, commencing January 1, 1997. In March 1997, the note was amended to delay the initial principal payment plus accrued interest for 1997 until March 31, 1998, while the accrued interest through December 31, 1996 is payable in monthly installments from April 1997 through January 1998. The remaining four principal installments plus accrued interest shall be payable on the first day of January of each succeeding year after the initial March 1998 payment until January 1, 2002.

11. INCOME TAXES

    The income tax provision for the years ended December 31, 1996 and 1995 represents current state income taxes.

                     TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

11. INCOME TAXES (CONTINUED)
    A reconciliation of the income tax provision (benefit) at the statutory rate to income tax expense at the Company's annualized estimated effective tax rate for the years ended December 31, 1996 and 1995 is as follows:

                                                                         1996         1995
                                                                      -----------  -----------
Computed tax at federal statutory rate..............................  $  (861,811) $  (114,381)
State and local income taxes--net of federal tax benefit............        1,897        9,345
Non-deductible officers' life insurance premiums and travel and
  entertainment expenses............................................       33,784       11,473
Limitation on net operating loss carry-forward......................      787,766      113,469
Other...............................................................       41,238      --
                                                                      -----------  -----------
Provision for income taxes..........................................  $     2,874  $    19,906
                                                                      -----------  -----------
                                                                      -----------  -----------

    The components of deferred taxes as of December 31, 1996 and 1995 are as follows:

                                                                        1996          1995
                                                                    -------------  -----------
Deferred tax assets
  Accounts receivable.............................................  $      57,000  $    52,820
  Capitalized inventory costs.....................................         68,537       36,788
  Depreciation....................................................          3,079       12,546
  Amortization....................................................         25,049       72,059
  Straight-line rent..............................................          8,363        4,750
  Net operating loss carryforward.................................      1,271,055      379,148
                                                                    -------------  -----------
                                                                        1,433,083      558,111
Valuation allowance...............................................     (1,433,083)    (558,111)
                                                                    -------------  -----------
Net deferred tax asset............................................  $    --        $   --
                                                                    -------------  -----------
                                                                    -------------  -----------

    The Company has net operating loss carryforwards of approximately $3,345,000 which expire at various dates through 2012.

12. COMMITMENTS

LEASE OBLIGATIONS

    During 1994, the Company received a rent abatement of $150,000 relating to its Amityville, New York facility. As a result of the abatement, the Company paid no rent for the first six months of the lease term and paid reduced rent for the next seventeen months. The lease includes a provision for annual increases in rental payments. The Company has recorded rent expense under the straight-line method based on the minimum rent payable over the 12-year period of the lease.

    In connection with the Company's acquisition of Seafla, the Company assumed the lease of Seafla's 37,000 square foot facility in Milford, Ohio. The owner of this facility is a partnership in which Mr. Richard Higgins, the Company's Senior Vice President, is a partner. The annual rental paid by the Company for

                     TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

12. COMMITMENTS (CONTINUED)
this facility is $192,000. The Company has an option to purchase the manufacturing facility on or before December 6, 2000. If the option is exercised within the first two years, the purchase price will be $1,600,000. If the option is exercised within the last three years, the purchase price will be the fair market value of the property determined by independent appraisers.

    Future minimum commitments under noncancelable operating leases as well as the lease on the Seafla facility, which the Company has the option to purchase at fair value, are as follows:

                                   YEAR ENDED
                                  DECEMBER 31,
--------------------------------------------------------------------------------
1997............................................................................  $    523,680
1998............................................................................       452,288
1999............................................................................       385,207
2000............................................................................       334,571
2001............................................................................       329,360
Thereafter......................................................................     3,066,272

    Rental expense charged to operations for the years ended December 31, 1996 and 1995 was $606,022 and $374,855, respectively, of which approximately $192,000 and $16,000 was paid to a related party in 1996 and 1995, respectively.

EMPLOYMENT CONTRACTS

    The Company is obligated under employment contracts, providing for annual compensation, expiring on various dates through December 2000. Certain contracts also call for additional compensation based on sales volumes.

    Future fixed compensation under these contracts, not including commissions based upon sales volume, as of December 31, 1996 is as follows:

                                   YEAR ENDED
                                  DECEMBER 31,
                                 -------------
1997............................................................................  $  1,465,000
1998............................................................................     1,232,500
1999............................................................................     1,057,100
2000............................................................................       859,000

13. STOCKHOLDERS' EQUITY

WARRANTS/STOCK GRANTS

    In October 1996, the Company consummated a financing which provided for the issuance of $1,500,000 of Convertible Subordinated Notes (see Note 10) together with Class A Stock Purchase Warrants, which entitle the holders to purchase an aggregate of 450,000 shares of Common Stock, and Class B Warrants to purchase an aggregate of 156,250 shares of Common Stock. The Class A and Class B Warrants, which expire in 5 years, are exercisable into shares of Common Stock at exercise prices of $2.40

                     TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

13. STOCKHOLDERS' EQUITY (CONTINUED)
per share and $2.70 per share, respectively, subject to adjustments under certain circumstances pursuant to the financing. The value received for these warrants of $6,063 was credited to paid-in capital in 1996.

    In October 1996, the Company issued 100,000 shares of Common Stock to a broker in connection with the financing for the Company's Convertible Subordinated Notes. The value associated with these shares of Common Stock is approximately $100,000.

    In February 1996, the Company issued 100,000 shares of Common Stock valued at $152,000 for services performed by a broker in connection with the Company's December 1995 acquisition of Seafla, Inc. The issuance of shares was in lieu of payment which had previously been accrued at December 31, 1995.

    During 1995, the Company issued warrants to purchase 600,000 shares of common stock at an exercise price of U.S. $0.50 per share to a service provider, which expire in 5 years. The value ascribed to these warrants of $60,000 was amortized to expense over a one-year vesting period. Approximately $50,000 related to these warrants was expensed in 1996 and $10,000 in 1995.

STOCK OPTION PLANS

    The Company has granted stock options under two separate plans: the 1996 Option Plan and the 1993 Option Plan.

    Under the 1996 and 1993 Option Plans, employees (including officers and directors who are employees) of the Company or its subsidiary are eligible for the grant of Incentive Options to purchase up to a maximum of 1,000,000 and 500,000 shares, respectively, which vest ratably over periods ranging from three to five years. Options may also be granted to other persons, provided that such options shall be Non-Qualified Options. In the case of an Incentive Option, the exercise price cannot be less than the fair market value of the shares on the date the Option is granted, and if an optionee is a shareholder who beneficially owns 10% or more of the outstanding Common Stock, the exercise price of the Incentive Options cannot be less than 110% of such fair market value. The exercise price of Non-Qualified Options shall be determined by the Company's Board of Directors or the Committee appointed by the Board of Directors.

    During 1996, the stockholders ratified the October 1995 Board of Directors' resolution to reduce the exercise prices of all outstanding options granted under the 1993 Option Plan from $1.38 per share to $.58 per share, with respect to options granted to employees, officers or directors of the Company who were not beneficial owners of 10% or more of the Common Stock and from $1.52 per share to $.64 per share with respect to options granted to employees, officers or directors who beneficially own 10% or more of the Common Stock.

STOCK BASED COMPENSATION PLANS

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), requires use of option valuation models that were not developed for use in valuing such stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underl ying stock on the date of grant, no compensation expense is recognized.

                     TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

13. STOCKHOLDERS' EQUITY (CONTINUED)
    Pro forma information regarding net income or loss and net income or loss per share is required by Statement 123, and has been determined as if the Company has accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Sholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.3%; no dividend yields; volatility factor of the expected market price of the Company's Common Stock of 50%; and a weighted-average expected life of the options of 6 years at December 31, 1996 and 1995.

    The Black-Sholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                      1996          1995
                                                                  -------------  -----------
Net loss as reported............................................  $  (2,537,613) $  (366,529)
Pro forma net loss..............................................     (2,574,512)    (408,806)
Net loss per share as reported..................................           (.21)        (.03)
Pro forma net loss per share....................................           (.22)        (.04)

    FASB No. 123 method of accounting has not been applied to options granted prior to January 1, 1995. As a result, the pro forma compensation cost may not be representative of that to be expected in future years.

    Information as to options for shares of common stock granted as of December 31, 1996 and 1995 is as follows:

                                                                         1996                        1995
                                                              --------------------------  ---------------------------
                                                                         WEIGHTED AVG.                WEIGHTED AVG.
                                                               OPTIONS   EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                                              ---------  ---------------  ----------  ---------------
Outstanding at beginning of year............................    552,000     $     .60        692,500     $    1.42
Granted.....................................................    120,000          1.91         --            --
Exercised...................................................     --            --           (100,000)          .44
Canceled....................................................    (42,500)          .58        (40,500)         1.38
                                                              ---------                   ----------
Outstanding at end of year..................................    629,500           .86        552,000           .60
                                                              ---------         -----     ----------         -----
                                                              ---------         -----     ----------         -----
Exercisable at end of year..................................    304,750                      213,000
                                                              ---------                   ----------
                                                              ---------                   ----------
Weighted average fair value of options granted during the
  year......................................................                $    1.13                    $     .60
                                                                                -----                        -----
                                                                                -----                        -----

                     TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

13. STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information about stock options outstanding at December 31, 1996:

                                                                                                          WEIGHTED AVERAGE
                                                                          OPTIONS       OPTIONS      REMAINING CONTRACTUAL LIFE
EXERCISE PRICE                                                          OUTSTANDING   EXERCISABLE             IN YEARS
----------------------------------------------------------------------  -----------   -----------   ----------------------------
$.58-.64..............................................................    509,500       304,750                  5.3
1.15..................................................................     20,000        --                      9.1
2.06..................................................................    100,000        --                      9.6
                                                                        -----------   -----------                ---
                                                                          629,500       304,750                  6.1
                                                                        -----------   -----------                ---
                                                                        -----------   -----------                ---

    At December 31, 1996, 970,500 shares of common stock were reserved for the future issuance of stock options.

14. EMPLOYEE SAVINGS PLAN

    The Company has an employee savings plan covering all non-union employees meeting certain age and length of service requirements, pursuant to Section 401K of the Internal Revenue Code. Participants may contribute a percentage of compensation, but not in excess of the maximum allowable by law.

    The Plan provides for a matching contribution by the Company which is one half of the amount contributed by the participant up to a maximum of 3%. Matching contributions amounted to $74,775 and $56,317 for the years ended December 31, 1996 and 1995, respectively. Employees vest in the employer contribution at the rate of 25% per year.

15. OTHER INFORMATION

CONCENTRATIONS OF CREDIT RISK

    Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily trade accounts receivable. Ongoing credit evaluation of customers' financial condition are performed and generally no collateral is required. Credit losses have typically been within management's expectations.

    At December 31, 1996 and 1995, five customers accounted for approximately 42% and 29% of the accounts receivable balance, respectively. For the years ended December 31, 1996 and 1995, no one customer accounted for more than 10% of the Company's net sales.

    For the years ended December 31, 1996 and 1995, export sales were approximately 29% and 28%, respectively, of total sales. The Company's export sales are made to entities located primarily in Canada, South America and Europe.

    Cash and cash equivalent balances are held primarily at one financial institution and may, at times, exceed the amount insurable. The Company believes it mitigates its risks by investing in or through major financial institutions. Recoverability of investment is dependent upon the performance of the issuer.