Form 10KSB40/A
period 1996-12-31
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 1997-04-17
CIK 1000048

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A


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
                    Class                              Outstanding at April 8, 1997

    Documents Incorporated by Reference:  None

    Transitional Small Business Disclosure Format:   Yes __  No _X_

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                               TABLE OF CONTENTS


                                                                                                               PAGE
                                                                                                             ---------
PART 1.....................................................................................................          1
  ITEM 1--DESCRIPTION OF BUSINESS..........................................................................          1
  ITEM 2--DESCRIPTION OF PROPERTY..........................................................................          6
  ITEM 3--LEGAL PROCEEDINGS................................................................................          6
  ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................          6
PART II....................................................................................................          7
  ITEM 5-- MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................................
                                                                                                                     7
  ITEM 6--MANAGEMENT'S DISCUSSION AND ANALYSIS.............................................................          8
  ITEM 7--FINANCIAL STATEMENTS.............................................................................         11
  ITEM 8-- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE............
                                                                                                                    11
PART III...................................................................................................         12
  ITEM 9-- DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
          THE EXCHANGE ACT.................................................................................         12
  ITEM 10--EXECUTIVE COMPENSATION..........................................................................         15
  ITEM 11-- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................
                                                                                                                    22
  ITEM 12-- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................         24
  ITEM 13--EXHIBITS AND REPORTS ON FORM 8-K................................................................         25
FINANCIAL STATEMENTS.......................................................................................        F-1

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


    In March 1994, TFF completed the initial public offering of its common stock, par value $.01 per share (the "Common Stock"), in the Canadian provinces of Ontario and British Columbia. Since then, the Common Stock has traded on The Toronto Stock Exchange. Effective October 29, 1995, the Company became subject to the informational reporting requirements of the Securities Exchange Act of 1934, as amended, and the Company's Common Stock is now quoted on the Nasdaq OTC Bulletin Board. See "Item 5--Markets For Common Equity and Related Stockholder Matters."



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


    On December 6, 1995, TFF acquired substantially all of the assets and assumed the trade obligations and certain other liabilities (the "Seafla Acquisition") of Seafla, Inc. ("Seafla"), a Milford, Ohio producer of savory and dairy flavors. In consideration therefor, TFF paid $3,000,000 in cash and issued a 12% promissory note for $888,019, payable in installments of $177,604. In March 1997, the promissory note was amended to provide that the first of such installments is due on March 31, 1998 and the remaining installments are payable on each January 1 thereafter through 2002, with interest at 12% per annum. Concurrently with the closing of this acquisition, TFF entered into a five-year employment agreement with Richard Higgins, the President of Seafla, to be the President of the TFF Seafla Division. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions." TFF funded the cash portion of the Seafla purchase price through bank borrowings of $3,500,000. See "Management's Discussion and Analysis--Liquidity and Capital Resources."

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

SEAFLA ACQUISITION


    On December 6, 1995, TFF, purchased all of the assets and business of Seafla, a Milford, Ohio producer of savory and dairy flavors, for $3,888,019. The Company paid $3,000,000 in cash and $888,019 by a promissory note (the "Seafla Note") issued to Mr. Richard Higgins, Seafla's President and sole stockholder. The Seafla Note bears interest at 12% per annum, and was originally payable in five installments of $177,604 plus accrued interest on January 1 of each year, commencing January 1, 1997. In March 1997, the Seafla Note was amended to defer the first payment due thereunder from January 1, 1997 to March 31, 1998; the remaining payments will be made on each January 1 thereafter through 2002. TFF also assumed Seafla's trade payables and certain of its other liabilities. See "Management's Discussion and Analysis--Liquidity and Capital Resources."



    TFF operates Seafla's business as a Division of the Company headed by Richard Higgins. Seafla's products are purchased principally by manufacturers of dairy products, snack foods and baked goods.


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


    The Convertible Notes are secured by liens on substantially all of the assets of the Company and are convertible into shares of Common Stock, at the option of the Company, at any time on or prior to October 16, 1997, at a conversion price equal to the average market price of the Common Stock for the ten trading days immediately preceding the date of determination. From October 17, 1997 to maturity, the Convertible Notes are convertible into shares of Common Stock, at the option of the holders, at a conversion price equal to the greater of the average market price for the ten trading days immediately preceding the date of determination or the floor price ($1.50, subject to adjustments under certain circumstances). On April 7, 1997, the Company's senior lender under a consolidated, modified revolving credit facility (the "Credit Facility") waived compliance by TFF with certain covenants under the Credit Facility for 1996 and agreed to amend one of such covenants effective January 1, 1997. Pursuant to such waiver and amendment, the Company is required to convert all of the Convertible Notes into Common Stock on or prior to October 17, 1997. See "Markets for Common Equity and Related Stockholder Matters" and "Management's Discussion and Analysis--Liquidity and Capital Resources."

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


    Areas which the Company believes currently offer significant growth opportunities include: flavor products to enhance "natural foods"; products to restore the flavors in non-fat and low fat, sugar, salt and cholesterol foods; and flavor products able to withstand the effects of microwaving and freezing (i.e., convenience foods).


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


    The Company believes that the most fundamental challenge in creating flavor and fragrance formulations, from a technical standpoint, is to develop flavors and fragrances which are: (1) able to withstand the rigors of processing, storage, and final preparation; and (2) able to maintain the integrity of the basic taste and scent characteristics for the useful life of the final product. In the case of certain products, such as perfumes, colognes and frozen foods, the potential life of the product may represent a period of years.


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


    TFF works in association with existing and potential customers in the development of an appropriate flavor or fragrance for a new consumer product. During the process, which generally takes between six and nine months, it is not unusual for the representative to present the customer with several formulations. Typically, a particular flavor or fragrance formulation is created and produced for one customer.


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

RAW MATERIALS


    The Company currently utilizes over 1,200 different raw materials in the preparation of its flavor and fragrance formulations. Considerable effort is devoted to ensuring that these ingredients remain uniform and consistent over time--a critical process, since many of the raw materials are inherently unstable, and/ or derived from plants that vary naturally with seasons and crop years. Accordingly, shipments of raw materials received by the Company are tested and analyzed for compliance with set specifications.



    The Company purchases raw materials from various suppliers. Although there can be no assurance, the Company believes that alternate sources of raw materials are available in the event of an interruption in the supply of raw materials from a single supplier.


INDUSTRY OVERVIEW


    GENERAL. The flavor and fragrance industry sells primarily to manufacturers of consumer products. The cost of the flavor or fragrance component of a consumer product typically represents a small portion of the total cost of the consumer product. As a result, in selling flavor and fragrance products, price is a less significant factor than product performance and customer service.



    The Company believes that important changes in consumer buying habits and preferences over the past few years have had a significant impact on the flavors and fragrances industry as a whole. The Company believes that these changes have contributed to a demand for new and innovative products.



    TRENDS. The Company believes that currently there is a trend toward more natural foods in the marketplace, requiring manufacturers to produce more naturally-flavored products. Not only has this translated into a steady shift from artificial ingredients to natural ones, but it is also placing greater emphasis on achieving flavors that more effectively impart "natural" tastes in processed foods. The Company believes that a growing desire among consumers to adopt a healthier lifestyle is increasing the demand for lighter, healthier foods. This has posed new challenges for TFF to come up with ways of replacing the tastes lost when sugar, salt, fat, and cholesterol are reduced or eliminated from traditional food preparations.


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


    The Company believes that the trend towards natural, healthier ingredients also includes soaps, shampoos, and cosmetics, detergents and other cleaning products, air fresheners, and numerous other household items.


    TFF has devoted considerable resources to address both the emerging product needs of the market, as well as to service the needs of growth oriented consumer products manufacturers--including the need for additional product concept development assistance.


SEASONALITY



    Historically, TFF's sales tend to be somewhat higher in the quarters ending June 30 and September 30 because the demands from its beverages and snack foods customers rise during those periods. The Company believes that seasonal fluctuations will not significantly impact its operations.


COMPETITION


    The flavor and fragrance industry is highly fragmented with a few large companies, such as International Flavors & Fragrances, Inc., Haarmann & Reimer and Firmenich Incorporated, competing against many smaller producers. Certain of the Company's competitors have substantially greater financial, marketing and other resources than the Company. Recently, there have been trends towards increased industry concentration as companies vertically integrate with suppliers and expand horizontally through acquisitions.


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

CUSTOMERS


    The Company's formulations are currently used in more than 1,500 products sold by more than 500 companies worldwide, many of which are Fortune 1000 companies. TFF cooperates with these customers in the development of specific flavors or fragrances for a particular end product.


    No one customer accounted for more than 10% of the Company's revenues in 1995 or 1996.

BACKLOG

    Customers purchase TFF products as they are required, normally for delivery within two to four weeks. Consequently, backlog is not a significant indicator of the volume of the Company's business over an extended period.

GOVERNMENTAL REGULATIONS


    The Company is subject to regulations regarding, among other things, the manufacturing of flavors and seasonings for food, the handling of alcohol, the generation, storage, transportation and disposal of hazardous materials and the safety and health of its employees. Although there can be no assurance, the Company believes that it currently complies in all material respects with such laws. The Company could be subject to, among other things, sanctions, penalties (including significant fines) and suspension or revocation of required licenses or permits for failure to comply with applicable governmental regulations. In addition, at this time the Company is unable to anticipate the impact, if any, that subsequent changes or new interpretations to applicable regulations may have on the Company's business, financial condition or results of operations.


EMPLOYEES

    At March 31, 1997, TFF had 106 full-time employees, categorized as follows:
10 management, 17 administrative, 12 marketing and sales, 31 production, 27 research and development, and 9 customer service. The Company considers its relationships with employees to be satisfactory.

PROPRIETARY RIGHTS


    The Company's business depends on its ability to protect trade secrets, to operate without infringing upon the proprietary rights of others and to prevent others from infringing upon the proprietary rights of the Company. Trade secrets are difficult to protect and there can be no assurance that others will not gain access to the Company's trade secrets (or others will not independently develop substantially equivalent proprietary information or techniques), that such trade secrets will not be disclosed or that the Company can adequately protect its rights to trade secrets.



    The Company may be required to obtain licenses to patents or proprietary rights of others and no assurance can be given that any required license would be available to the Company (on acceptble terms or otherwise). The Company may encounter delays or be foreclosed from product market introductions if it does not obtain a required license. In addition, the Company may be involved in litigation in order to, among other things, defend against or assert claims of infringement, protect trade secrets or know-how owned by the Company or determine the scope or validity of proprietary rights of others. Any litigation could have a material adverse impact on or result in substantial costs to the Company.



    TFF, like other fragrance and flavor companies, customarily owns the formulas of its products. Product formulations are generally not protectable by copyrights or trademarks.

ITEM 2--DESCRIPTION OF PROPERTY


    TFF's principal properties are its 36,000 square foot headquarters and production facility at 10 Edison Street, East in Amityville, New York, with an adjoining 12,000 square foot warehouse, and a 37,000 square foot facility in Milford, Ohio. The Company's lease concerning its principal executive offices and production facility in Amityville, New York, expires in 2006 and its lease for its Ohio facility expires in 2014. The Ohio facility is leased from a partnership in which Mr. Richard Higgins, the Company's Executive Vice President, is a partner. See "Certain Relationships and Related Transactions." TFF also maintains leased marketing, warehouse and customer service facilities in southern California, Toronto, Canada, and Chile, South America. The Company believes that its existing leases will be renegotiated as they expire or it will lease alternative properties on acceptable terms. The Company believes its present facilities are adequate for its current and anticipated operations.


ITEM 3--LEGAL PROCEEDINGS


    The Company is not a party to any pending legal proceedings other than ordinary litigation incidental to its business.


ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On October 30, 1996, the Company held a special meeting of shareholders (the "Special Meeting"). The proposals voted upon at the Special Meeting and the results with respect to each proposal are set forth below:


                    PROPOSALS VOTED UPON AT SPECIAL MEETING


    1. To elect five directors to serve for a term of one year and until their respective successors are duly elected and qualified.


    2. To approve the appointment by the Board of Directors of Ernst & Young L.L.P. as independent certified public accounts of the Company for the fiscal year ended December 31, 1996 and to authorize the Board of Directors to set their remuneration.


    3. To ratify reduction of the exercise prices of all outstanding options under the 1993 Option Plan and 1994 Option Grants.

    4.  To ratify adoption of the 1996 Option Plan.

    5. To ratify and approve the issuance to Strategic Growth International, Inc. of five-year warrants to purchase 600,000 shares of Common Stock.


                                                                                                      ABSTAIN/NOT
PROPOSALS                                                                         FOR       AGAINST     VOTING
-----------------------------------------------------------------------------  ----------  ---------  -----------
No. 1 (Election of Directors)
Philip Rosner................................................................   8,865,450     --          --
A. Gary Frumberg.............................................................   8,865,450     --          --
Richard R. Higgins...........................................................   8,801,426     --          64,114
Sydney Stein.................................................................   8,865,450     --          --
Duncan Shirreff..............................................................   8,865,450     --          --
No. 2........................................................................   8,772,652     92,888      --
No. 3........................................................................   1,742,458    146,940      10,000
No. 4........................................................................   8,538,794    291,656      21,000
No. 5........................................................................   6,449,920    309,546      14,000

                                    PART II

ITEM 5--MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


    TORONTO STOCK EXCHANGE. The Company's Common Stock has traded on the Toronto Stock Exchange (the "TSE") since March 28, 1994 (Symbol: "TFF"). The following table sets forth the reported high and low prices (as furnished by the Toronto Stock Exchange) for the Company's Common Stock for each calendar quarter from January 1, 1995 through March 31, 1997, in Canadian dollars and translated into U.S. dollars at the exchange rates in effect on those dates.


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

1997
------------------------
First Quarter...........  Cdn.$2.25 (U.S. $1.64)    Cdn. $1.75 (U.S. $1.29)

    The closing price of the Common Stock on the Toronto Stock Exchange on April 8, 1997 was Cdn.$2.20 (U.S.$1.59).


    OTC BULLETIN BOARD. Information regarding the Company's Common Stock is available through the Nasdaq OTC Bulletin Board. The Company's Common Stock (Symbol: "TFFI") was first quoted on the OTC Bulletin Board on March 12, 1996. The following table sets forth the range of high and low closing bid quotations on the OTC Bulletin Board as reported by Nasdaq for the period from March 12, 1996 through March 31, 1997.


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


    At December 31, 1996, there were approximately 650 holders of the Company's Common Stock, including holders whose shares are registered in the names of brokers and clearing agencies.



    To date, the Company has not paid any dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. The declaration and payment of dividends on the Common Stock is in the discretion of the Board of Directors and will depend on, among other things, the Company's operating results, financial condition, capital requirements, contractual restrictions or prohibitions with respect to the payment of dividends, and such other factors as the Board of Directors may deem relevant. See "Management's Discussion and Analysis--Liquidity and Capital Resources."

ITEM 6--MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW


    In 1996, the Company expanded its operations through (i) increased research and development activities, (ii) increased marketing activities and (iii) increased diversification of its marketing channels. The Company believes these steps can provide it with more opportunities for sales growth and more favorable results of operations in the future.



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



    In order to meet established growth objectives, the Company hired a number of additional key management, sales, marketing, and technical R&D personnel. While the investment in personnel initially had an unfavorable cost impact on the Company in 1996, management believes that future benefits will be realized from this investment.



    As part of its business strategy, the Company invested over 9% of its net sales into expanded research and development activities. The Company's continued commitment to R&D is expected to result in new and innovative products in the future. During the latter part of 1996, the Company incurred approximately $781,000 of research and development, start-up and pre-production costs relating to a 1997 product launch for one of its significant customers. Although these costs were expensed in 1996, product sales began in early 1997.


RESULTS OF OPERATIONS

    The following information for the years ended December 31, 1996, 1995 and 1994 has been derived from the Company's audited consolidated financial statements and should be read in conjunction with such statements and the notes thereto included elsewhere in this Annual Report on Form 10-KSB.


                                                                      YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------
                                                          1996                  1995                  1994
                                                  --------------------  --------------------  --------------------
                                                                   (DOLLAR AMOUNTS IN THOUSANDS)
Net sales.......................................  $  21,018      100.0% $  15,192      100.0% $  15,568      100.0%
Gross profit....................................      7,863       37.4      5,833       38.4      6,089       39.1
Operating expenses:
  Selling.......................................      3,543       16.9      2,458       16.2      2,646       17.0
  General and administrative....................      3,492       16.6      2,012       13.2      1,955       12.6
  Research and development......................      1,972        9.4      1,146        7.5      1,111        7.1
  Amortization expense..........................        833        4.0        449        3.0        441        2.8
Loss from operations............................     (1,977)       9.4       (232)       1.5        (64)        .4
Interest expense, net...........................        558        2.7        115        0.8        207        1.3
Provision for income taxes......................          3     --             20        0.1         28         .2
Net loss........................................     (2,538)      12.1       (367)       2.4       (299)       1.9



    NET SALES. Net sales increased 38% to $21,018,000 in 1996 from $15,192,000 in 1995 primarily due to 1996 sales of $5,345,000 contributed by the Seafla Division, which had been acquired in December 1995. The balance of the sales increase came principally from the Company's flavor products. By expanding Seafla's customer base to include those of TFF, sales generated from the Seafla Division in 1996 were $1,120,000 higher than in 1995.

    Net sales for 1995 were $15,192,000, a decrease of $376,000 or 2%, from net sales of $15,568,000 in 1994. The decrease of $376,000 was primarily attributable to a reduction of $900,000 of fragrance products resulting from lower domestic and overseas sales of fragrance products. Although sales to TFF's largest beverage customer decreased approximately $1,200,000 (from $2,600,000 in 1994 to $1,400,000 in 1995), new flavor products sales overall increased by $504,000.


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

OPERATING EXPENSES:


    SELLING EXPENSES. Selling expenses increased to $3,543,000 in 1996 from $2,458,000 in 1995. The increase was primarily attributable to the Seafla Acquisition, which resulted in additional selling expenses in 1996 of $731,000. The balance of the increase resulted from expansion of the Company's sales and marketing activities, including the addition of personnel and increased expenditures for sales support, and costs associated with the Company's share of certain co-operative start-up marketing and advertising costs incurred by a significant Company customer associated with a new product scheduled for production during the first quarter of 1997.


    In 1995, selling expenses decreased to $2,458,000 from $2,646,000 in 1994, primarily as a result of a reduction in sales personnel and support costs, and a reduction in customer freight charges.


    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses rose to $3,491,000 in 1996 from $2,012,000 in 1995. The Seafla Acquisition resulted in $751,000 of the incremental costs, while the hiring of additional key management personnel and higher professional and consulting services fees, occurring principally during the second half of 1996, also contributed to such increase. In addition, during the fourth quarter of 1996, the Company incurred approximately $122,000 of costs associated with the start-up and pre-production phases of a major product development program by a significant Company customer which commenced production in early 1997. The Company began implementing a comprehensive cost containment program late in the fourth quarter of 1996, however, the anticipated effects of the program are not expected before the second of 1997.


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


    AMORTIZATION EXPENSE. Amortization expense amounted to $833,000 in 1996, an increase of $384,000 from 1995's total of $449,000. The increase was principally attributable to the Seafla Acquisition and the amortization of associated deferred financing costs.



    Amortization expense of $449,000 in 1995 was relatively consistent with 1994 levels.



    INTEREST EXPENSE, NET. Interest expense rose to $558,000 in 1996 from $115,000 in 1995. The increase was due primarily to debt financing for the Seafla Acquisition.

    Interest expense decreased by $92,000 in 1995 as compared to 1994 due to the repayment during March 1994 of bank debt that was incurred to finance the acquisition of the F&C Division.

LIQUIDITY AND CAPITAL RESOURCES


    During 1996, cash used in operating activities of $1,615,000 was primarily financed through borrowings from the Company's revolving credit line and the issuance of the Convertible Notes. Working capital at December 31, 1996 was $4,020,000 as compared to $2,977,000 a year earlier. The increase of $1,043,000 was principally attributable to the addition of Seafla's working capital and the refinancing of the Company's revolving line of credit in October 1996. It is expected that the Company's working capital requirements in 1997 can be met through cash flow generated from operations and its credit facility.



    On December 6, 1995, the Company completed the Seafla Acquistion, and, in connection therewith, paid Seafla $3,000,000 in cash and issued the Seafla Note in the principal amount of $888,019. The Seafla Note was payable in five equal annual principal installments of $177,604 plus accrued interest beginning in January 1997. In March 1997, the Seafla Note was amended in order to extend the Company's obligation to pay the first principal installment of $177,604 until March 31, 1998; and the remaining four installments are due on January 1 of each year through January 2002. Outstanding amounts under the Seafla Note bear interest at a rate of 12% per annum. Under the Seafla Note, as amended, the Company is required to pay the interest accrued through December 31, 1996 in nine equal monthly installments of $10,000 beginning April 15, 1997 with the final installment of $12,767 to be paid in January 1998. The Company funded the cash portion of the Seafla purchase price through a term loan in the amount of $3,500,000 with interest payable monthly at one and one-half percent above the bank's prime rate.



    Historically, the Company's financing needs have been met through the issuances of equity and debt securities. Prior to 1996, the Company's principal line of credit for working capital requirements was a short-term revolving note, which the Company extended upon maturity. Borrowings under the revolving line of credit bore interest at the rate of one-half percent above prime rate.



    On October 17, 1996, the Company consolidated its existing $3,500,000 term loan and its $2,000,000 revolving line of credit into a $5,500,000 revolving credit line (the "Credit Facility"). Borrowings under this Credit Facility bear interest at 1 1/4% above the lender's prime rate and mature on January 15, 1999. The borrowings are secured by liens on substantially all of the assets of the Company. At December 31, 1996, the Company had outstanding borrowings under the Credit Facility of $4,375,000 and approximately $650,000 available for borrowing against its borrowing base. In April 1997, the Company and the Lender under the Credit Facility entered into a waiver and modification agreement (the "Waiver") which waived compliance by the Company with certain covenants for 1996, amended one of such covenants for 1997 and included additional events of default to the note governing the Credit Facility.


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

    The Convertible Notes are convertible into shares of Common Stock at the option of the Company at any time on or prior to October 16, 1997 at a conversion price equal to the average market price of the Common Stock for the ten trading days immediately preceding the conversion date (the "average market price"). From October 17, 1997 to maturity on October 16, 1998, the Convertible Notes are convertible into shares of Common Stock at the option of the holders at a conversion price equal to the greater of the average market price or the floor price of $1.50 per share (subject to adjustments under certain circumstances). Pursuant to the Waiver, the Company is required to exercise its option to convert the Convertible Notes into Common Stock pursuant to the terms of the financing agreement related to the

Convertible Notes prior to October 17, 1997. The exact number of shares of Common Stock issuable upon conversion of all of the Convertible Notes cannot currently be determined but, generally, such issuances of Common Stock will vary inversely with the market price of the Common Stock. On April 8, 1997, the closing bid price of the Common Stock on the Nasdaq OTC Bulletin Board was US$1.656 per share. If the closing bid price of the Common Stock on April 8, 1997 were used to determine the number of shares of Common Stock issuable upon conversion of the Convertible Notes, the Company would be obligated to issue a total of approximately 906,000 shares of Common Stock, assuming all such notes were converted at such time. To the extent the average market price per share of the Common Stock is lower or higher, the Company would issue more or less shares of Common Stock than reflected in such estimate and such difference could be material.



    In connection with the Convertible Note financing, the Company granted the purchasers certain registration rights relating to the shares of Common Stock issuable upon conversion of the Convertible Notes and exercise of the Class A and Class B Warrants. The purchasers cannot require the Company to register such shares prior to October 18, 1997 or such earlier date upon which the Company converts the Convertible Notes into shares of Common Stock.


ITEM 7--FINANCIAL STATEMENTS


    The audited consolidated financial statements of the Company for the fiscal years ended December 31, 1996 and 1995 begin on page F-1 of this Annual Report on Form 10-KSB.


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


    DUNCAN SHIRREFF has been a Director of the Company since 1994. Since 1994, Mr. Shirreff also has been the Resident Director of the Toronto Branch of the Canadian merchant banking firm of CM Oliver & Company Limited in charge of corporate finance and European capital markets. From 1991 to 1994, he was an independent financial consultant to various corporations. Prior to 1991, Mr. Shirreff served as a Director of, and in senior executive positions with, Scotia McLeod, Inc., a Toronto merchant banking firm.


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


    HARVEY FARBER has been Senior Vice President-Flavor Development of the Company since October 1995 after serving as Vice President-Flavor Development at
J. Manheimer Inc. for 12 years.


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


    In February 1997, the Board of Directors approved an increase in the number of directors constituting the whole Board from five to seven. Currently, there is one vacancy on the Board of Directors.


BOARD COMMITTEES

    The Company's Board of Directors has an Audit Committee. The Company does not have either a compensation or a nominating committee. The members of the Audit Committee are appointed by the Board of Directors.


    AUDIT COMMITTEE. The Audit Committee recommends to the Board of Directors the firm to be selected each year as independent auditors of the Company's financial statements and to perform services related to such audit. The Audit Committee also has responsibility for (i) reviewing the scope and results of the audit with the independent auditors, (ii) reviewing the Company's financial condition and results of operations with management, (iii) considering the adequacy of the internal accounting, bookkeeping and control procedures of the Company, and (iv) reviewing any non-audit services and special engagements to be performed by the independent auditors and considering the effect of such performance on the auditors' independence. The current members of the Audit Committee are Messrs. Stein, Shirreff and Rosner.



    The Company has not established a nominating committee and/or a corporate governance committee as recommended by the TSE Report (as defined herein), however, the Company believes that the nomination of directors and other issues normally considered by these committees can be effectively managed by the Board of Directors due to its relatively small size, or by the Audit Committee which is composed substantially of "unrelated directors." See "Statement of Corporate Governance Practices."


DIRECTOR COMPENSATION

    Directors are reimbursed for reasonable expenses actually incurred in connection with attending each formal meeting of the Board of Directors or any committee thereof. In addition, each outside director of the Company is paid a $10,000 annual fee plus $500 for each formal meeting attended.

STATEMENT OF CORPORATE GOVERNANCE PRACTICES


    The Company's Common Stock is listed on the Toronto Stock Exchange. The by-laws of the TSE require listed companies to disclose their approach to corporate governance on an annual basis and within the context of certain guidelines proposed in the December 1994 report issued by The Toronto Stock Exchange Committee on Corporate Governance in Canada (the "TSE Report"). The report's focus is on the importance of each company addressing the governance issue in its own context and the receipt by the company's shareholders of an explanation for each company's approach to governance. There is no requirement for the Company to comply with the guidelines in the TSE Report, and the report itself recognizes that each company should have the flexibility to develop its own approach to corporate governance.



    Of particular significance is the fact that the Company is organized under the laws of the State of Delaware, and therefore is subject to that State's laws and principles of corporate governance. The Company is of the opinion that its approach to corporate governance is in compliance with Delaware law and therefore is also in accordance with the fundamental principles upon which the TSE Report was based. Moreover, the Company's Board of Directors has considered the guidelines in the TSE Report and believes that the Company's approach to corporate governance is working effectively for the Company and its shareholders. In particular, the Board of Directors believes that many of the guidelines in the TSE Report are better suited to larger companies and companies with securities that are more widely held than those of the Company.


UNRELATED DIRECTORS


    Much of the discussion in the TSE Report focuses on the composition of a company's Board of Directors and, in particular, the number of "unrelated directors." In the TSE Report, an "unrelated director" is a director who is free from any interest and any business or other relationship which could, or could reasonably be perceived to, materially interfere with that director's ability to act with a view to the best interests of the Company, other than an interest arising from such director's status as a shareholder. The TSE Report also focuses on the importance of having an appropriate portion of the Board of Directors which is free from any interest or relationship with a "significant shareholder" of the company (i.e., a shareholder controlling more than 50% of the company's common stock). The Company does not have a "significant shareholder" within the meaning of the TSE Report.



    The Company believes that three (i.e., Messrs. Stein, Shirreff and Cunningham) of its six directors are "unrelated" within the meaning of the TSE Report. While the number of unrelated directors is less than the majority suggested by the TSE Report, the Company's Board of Directors believes that the number is appropriate for the effective operations of the Company. The Board of Directors believes that the presence of the President/Chairman of the Board of Directors and the Executive Vice Presidents on the Board of Directors is key to the effective corporate governance of the Company. The knowledge that each of these directors brings to the Board of Directors and the insight that each offers into his particular area of responsibility within the Company have been instrumental in creating a Board of Directors that functions effectively, and, in turn, in achieving successful results for the Company's growth and development.


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


    Management is available to shareholders to respond to questions and concerns on a prompt basis. The Board of Directors believes that the Company's communications with shareholders and others interested in the Company with respect to addressing their inquiries about the Company are responsive.

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

ITEM 10--EXECUTIVE COMPENSATION


    The following summary compensation table sets forth the aggregate compensation paid to or earned by the Company's Chairman of the Board and President and the other four most highly compensated executive officers of the Company (other than the Chairman of the Board and President) whose total annual salaries and bonuses exceeded $100,000 for the year ended December 31, 1996 (the "Named Executive Officers"):


                           SUMMARY COMPENSATION TABLE


                                                                                     LONG-TERM COMPENSATION
                                                                                 -------------------------------
                                                                                    AWARDS
                                                                     ANNUAL      -------------      PAYOUTS
                                                                  COMPENSATION    SECURITIES    ----------------
                                                                  -------------   UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION                              YEAR        SALARY      OPTIONS/SARS   COMPENSATION(1)
-----------------------------------------------------  ---------  -------------  -------------  ----------------

Philip Rosner........................................       1996   $   235,000    $   100,000(  (3)    $   17,216
Chairman and President                                      1995       200,000        --               16,001
                                                            1994       236,634        100,000(  (3)        19,476

A. Gary Frumberg.....................................       1996       199,903        100,000(  (3)        17,010
Executive Vice President                                    1995       164,000        --               12,305
                                                            1994       200,000        100,000(  (3)        12,181

Richard R. Higgins...................................       1996       150,000        --               16,757
Executive Vice President                                    1995         5,769        --                1,261
                                                            1994       --             --               --

Harvey Farber........................................       1996       161,509         10,000           8,429
Senior Vice President-Flavor Development                    1995        36,821        --                1,850
                                                            1994       --             --               --

Ronald J. Dintemann..................................       1996       134,085         75,000(  (3)        22,580
Vice President-Operations                                   1995        97,176        --               10,909
                                                            1994       105,423         75,000(  (3)        10,387


------------------------


(1) Represents Company reimbursed automobile expenses of such executive.



(2) On October 31, 1995, the Company's Board of Directors approved a resolution which reduced the exercise prices of options granted under the Company's 1993 Option Plan, including to Messrs. Rosner, Frumberg and Dintemann, subject to stockholder approval, and options granted in April 1994 to certain of the Company's directors, executive officers and employees. In October 1996, stockholder approval was obtained with respect to such reductions at the Company's Special Meeting of the shareholders held on October 30, 1996. See "--Option Grants in 1996"



(3) Represents those stock options set forth in footnote (2) of this table which the Company granted to the respective executive officers in 1994. The exercise prices of such options were reduced by the Company in 1995, subject to shareholders approval. See "--Option Grants in 1996"

OPTION GRANTS IN YEAR 1996



    The following table sets forth certain information concerning individual option grants or the repricing of options during the year ended December 31, 1996 to each of the Named Executive Officers.



                             OPTION GRANTS IN 1996



                                                                                                    POTENTIAL REALIZABLE
                                                                                                      VALUE AT ASSUMED
                                                                                                      ANNUAL RATES OF
                                                                                                        STOCK PRICE
                                               PERCENTAGE OF TOTAL                                    APPRECIATION FOR
                                               OPTIONS GRANTED TO                                      OPTION TERM(2)
                                     OPTIONS   EMPLOYEES IN FISCAL   EXERCISE PRICE    EXPIRATION   --------------------
               NAME                  GRANTED         YEAR(1)            PER SHARE         DATE         5%         10%
----------------------------------  ---------  -------------------  -----------------  -----------  ---------  ---------
Philip Rosner.....................    100,000           20.3%           $     .64          4/8/99   $  24,000  $  66,000
A. Gary Frumberg..................    100,000           20.3%           $     .64          4/8/99   $  24,000  $  66,000
Ronald J. Dintemann...............     75,000           15.2%           $     .58          4/8/04   $  22,500  $  54,000


------------------------


(1) In 1994, the Company granted options to purchase 492,500 shares of Common Stock to employees under the 1993 Option Plan. The total percentage is based upon those options granted by the Company to employees in 1994 under the 1993 Option Plan with exercise prices which were reduced in 1996. Such percentage excludes option grants by the Company in 1996 for an aggregate of 120,000 shares of Common Stock.


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


                                           NUMBER OF                                                       VALUE OF UNEXERCISED
                                            SHARES                         NUMBER OF UNEXERCISED OPTIONS  IN-THE-MONEY OPTIONS AT
                                          ACQUIRED ON          VALUE           AT DECEMBER 31, 1996        DECEMBER 31, 1996 ($)
NAME                                       EXERCISE         REALIZED($)      EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
-------------------------------------  -----------------  ---------------  -----------------------------  -----------------------
Philip Rosner........................         --                --                 50,000/50,000               43,000/43,000
A. Gary Frumberg.....................         --                --                 50,000/50,000               43,000/43,000
Harvey Farber........................         --                --                   0/10,000                     0/3,500
Ronald J. Dintemann..................         --                --                 37,500/37,500               34,500/34,500


------------------------


(1) Value of exercisable "in-the-money" options is equal to the difference between the closing bid price per share of the Common Stock on the TSE at December 31, 1996 (U.S. $1.50) and the option exercise price per share (as reduced) multiplied by the number of shares subject to options.


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


    On August 2, 1996, the Company entered into a three-year employment agreement with Joseph A. Gemmo to serve as the Company's Vice President and Chief Financial Officer effective August 19, 1996. Pursuant to such agreement, Mr. Gemmo is paid an annual salary of $115,000 and received an option to purchase 100,000 shares of the Company's Common Stock. In addition, the employment agreement provides that Mr. Gemmo is entitled to an annual bonus, payable at the sole discretion of the Company.


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



    The Company's Board of Directors decided to reduce the exercise prices of all outstanding options in order to bring the exercise prices more in line with the prevailing prices of the Company's Common Stock. The reduced exercise prices approved by the Company's Board of Directors were based on the downward trend in the price of the Company's Common Stock during the three quarterly periods immediately preceding its decision. In addition, the reduced exercise prices are consistent with the average of the high and low selling prices of the Company's Common Stock on the TSE during the quarterly period in which such decision was made.


DESCRIPTION OF THE 1996 OPTION PLAN

    The following is a summary of the principal features of the 1996 Option Plan. This summary is qualified in its entirety by reference to the specific provisions of the plan.


    ADMINISTRATION OF THE 1996 OPTION PLAN. The 1996 Option Plan may be administered by the Board of Directors or by a committee (the "Committee") of non-employee members of the Company's Board of Directors, none of whom is eligible at any time for the grant of Options under the 1996 Option Plan and each of whom is a "non-employee director" within the meaning of Rule 16b-3 promulgated under the Exchange Act and an "outside director" within the meaning of Treasury Regulation Section 1.162-27(e)(3). The Committee is authorized to interpret the 1996 Option Plan, adopt and amend rules and regulations relating to the 1996 Option Plan. All Options must be evidenced by a written agreement.



    SHARES AVAILABLE. Under the 1996 Option Plan, the maximum number of shares of Common Stock that may be subject to Options may not exceed an aggregate of 1,000,000 shares. The maximum number of shares may be adjusted in certain events, such as a stock split, reorganization or recapitalization.

    ELIGIBILITY. Employees (including officers and directors who are employees) of the Company or its subsidiaries are eligible for the grant of Incentive Options under the 1996 Option Plan. Directors who are not employees or officers are not eligible to receive Incentive Options. Options may also be granted to other persons, provided that such options shall be Non-Qualified Options. In the event of Incentive Options, the aggregate fair market value (determined at the time the Option is granted) of the Common Stock with respect to which Incentive Options become exercisable for the first time by the Option holder (i.e., vest) during any calendar year cannot exceed $100,000. This limit does not apply to Non-Qualified Options. To the extent an Option that otherwise would be an Incentive Option exceeds this $100,000 threshold, it will be treated as a Non-Qualified Option.



    EXERCISE PRICE OF OPTIONS. The Company will receive no monetary consideration for the grant of Options under the 1996 Option Plan. In case of an Incentive Option, the exercise price cannot be less than the fair market value (as defined in the 1996 Option Plan) of the Common Stock on the date the Option is granted and, if an optionee is a shareholder who beneficially owns 10% or more of the outstanding Common Stock, the exercise price of Incentive Options shall be determined by the Company's Board of Directors or the Committee but may not be less than 110% of the fair market value of the Common Stock. The exercise price of Options will be adjusted in certain events, such as a stock split, reorganization or recapitalization.



    PAYMENT UPON EXERCISE OF OPTIONS. Payment for shares purchased by exercising an Option is to be made by cash or check, or by any other means which the Board of Directors determines are consistent with the purposes of the 1996 Option Plan and with applicable laws and regulations.



    TERM OF OPTIONS. The term of an Option cannot exceed ten years and, in the case of an optionee who owns 10% or more of the outstanding Common Stock, cannot exceed five years.



    TERMINATION OF EMPLOYMENT. Individual option agreements generally will provide that the Options will expire upon termination of employment except that
(A) in the case of termination that it is not for cause or otherwise attributable to a breach by the optionee of an employment or confidentiality or non-disclosure agreement, the Option will be exercisable for three months after termination to the same extent that it was exercisable prior to termination, (B) in the case of termination due to disability, the Option will be exercisable for one year after termination (or within such lesser period as may be specified in the applicable option agreement) to the same extent that it was exercisable prior to termination, and (C) in the case of death while in the employ of the Company or within the three month period referred to in (A), the Option will be exercisable for one year after death (or within such lesser period as may be specified in the applicable option agreement). After the death of an optionee, the Option is exercisable by the legal representative of the optionee or by the person that acquired the Option by reason of the death of the Optionee.



    NON-TRANSFERABILITY OF OPTIONS. Options are not transferable by the optionee except by will or by the laws of descent and distribution. The disposition of shares acquired pursuant to the exercise of an Option will be subject to any applicable restrictions on transferability imposed by Federal and state securities laws and the Commission's regulations.



    EFFECTIVE DATE. The 1996 Option Plan was adopted by the Board of Directors and was subsequently approved by the Shareholders at the Special Meeting held on October 30, 1996.



    DURATION OF THE 1996 OPTION PLAN. The 1996 Option Plan will terminate automatically and no Options may be granted more than ten years after the date the 1996 Option Plan was approved by the Company's Board of Directors. The 1996 Option Plan may be terminated at any prior time by the Board of Directors. Termination of the 1996 Option Plan will not affect Options that were granted prior to the termination date.



    AMENDMENTS OR MODIFICATIONS. The 1996 Option Plan may be amended or modified from time to time by the Company's Board of Directors, subject to any required regulatory approval: however, if at any time the approval of the shareholders of the Company is required under Section 422 of the Code or Rule 16b-3 under the Exchange Act, the Board of Directors may not effect such modification or amendment without such approval.

ITEM 11--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


    The following table sets forth certain information as of April 8, 1997 regarding the beneficial ownership of Common Stock by (A) each person known by the Company to own beneficially more than 5% of the Common Stock, (B) each director of the Company, (C) each of the Named Executive Officers, and (D) all executive officers and directors of the Company as a group (10 persons).


`


                                                                                                                       PERCENTAGE
                                                                                              NUMBER OF SHARES        BENEFICIALLY
NAME                                                                                       BENEFICIALLY OWNED (1)        OWNED
---------------------------------------------------------------------------------------  --------------------------   ------------
Philip Rosner(2).......................................................................            2,450,465(3)(4)       19.9%
A. Gary Frumberg(2)....................................................................            1,426,999(3)          11.6%
Scott Cunningham.......................................................................          --                      --
Sydney Stein...........................................................................              100,000(6)          *
Duncan Shirreff........................................................................                1,000             *
Richard R. Higgins(7)..................................................................              931,500              7.6%
Ronald J. Dintemann....................................................................              165,361(5)           1.3%
Harvey Farber..........................................................................                3,700(8)          *
All directors and executive officers as a group (9)....................................            5,231,168             42.4%


------------------------

*   Less than 1%


(1) Unless otherwise indicated, to the Company's knowledge the nature of the beneficial ownership for all shares of Common Stock listed above is sole voting and investment power.


(2) The business address of Messrs. Rosner and Frumberg is 10 Edison Street East, Amityville, New York 11701.

(3) Includes five-year options to purchase 75,000 shares of Common Stock granted on April 8, 1994 to Messrs. Rosner and Frumberg and excludes options to purchase an additional 25,000 shares that have not yet vested.


(4) Includes 36,438 shares of Common Stock held by Mr. Rosner's wife. Mr. Rosner disclaims beneficial ownership of the shares held by his wife.



(5) Includes ten-year options to purchase 56,250 shares of Common Stock granted to Mr. Dintemann on April 8, 1994 and excludes options to purchase an additional 18,750 shares that have not yet vested.


(6) Represents ten-year options to purchase 100,000 shares of Common Stock granted to Mr. Stein on April 8, 1994.

(7) The business address of Mr. Higgins is 999 Tech Drive, Milford, Ohio 45150.

(8) Includes ten-year options to purchase 2,500 shares of Common Stock granted to Mr. Farber on January 23, 1996 and excludes options to purchase an additional 7,500 shares that have not yet vested.


(9) Includes shares beneficially owned and options exercisable within 60 days of April 8, 1997 by Philip Rosner, A. Gary Frumberg, Scott Cunningham, Sydney Stein, Duncan Shirreff, Ronald J. Dintemann, Richard Higgins, Joseph A. Gemmo, Harvey Farber and Paul Hoffman.


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

TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS


    The following table sets forth certain information regarding loans made by the Company to its directors and executive officers which were outstanding the fiscal year ended December 31, 1996 (collectively, the "Loans"). As of April 8, 1997, the aggregate indebtedness owed to the Company pursuant to the Loans was $279,936, including accrued interest thereon. The Loans are unsecured, bear interest at a rate of 8% per annum and are due in installments of principal and interest through December 31, 1999.



                       TABLE OF INDEBTEDNESS OF DIRECTORS
                             AND EXECUTIVE OFFICERS



                                                                                                    AMOUNT
                                                                          AMOUNT OUTSTANDING     OUTSTANDING
                                                            INVOLVEMENT         AS OF               AS OF
    NAME AND                                                    OF           DECEMBER 31,          APRIL 8,
PRINCIPAL POSITION                                            ISSUER           1996(1)             1997(1)
---------------------------------------------------------  -------------  ------------------  ------------------
Philip Rosner............................................       Lender        $  192,361          $  192,937
A. Gary Frumberg.........................................       Lender        $   88,650          $   86,999


------------------------

(1) Includes accrued interest.

ITEM 13--EXHIBITS AND REPORTS ON FORM 8-K.


    (a) The exhibits listed below are filed as part of this Annual Report on Form 10-KSB.



 EXHIBIT
 NUMBER                                                 DOCUMENT
---------  --------------------------------------------------------------------------------------------------
      3.1  Certificate of Incorporation and By-Laws.                                                              (A)
     10.1  Lease for Property in Amityville, New York.                                                            (A)
     10.2  1993 Employee Stock Option Plan.                                                                       (A)
     10.3  Seafla Inc. Asset Purchase Agreement dated December 6, 1995.                                           (B)
     10.4  Purchase Agreement, dated as of October 17, 1996, between the Company and the Purchasers listed        (D)
             herein.
     10.5  General Security Agreement, dated as of October 17, 1996, between the Company and the Purchasers       (D)
             listed therein.
     10.6  Class A Warrant Certificates.                                                                          (D)
     10.7  Class B Warrant Certificates.                                                                          (D)
     10.8  Letter Agreement, dated as of November 1, 1996, by and between the Company and the Purchasers          (D)
             listed therein.
     10.9  Escrow Agreement relating to shares of Messrs. Rosner and Frumberg.                                    (A)
   *10.10  Amendment to Amended and Restated Promissory Note.
   *10.11  Recognition, Subordination & Limited Waiver Agreement, dated October 17, 1996, by and among the
             Company, North Fork Bank and the Purchasers under the Purchase Agreement dated October 17, 1996.
   *10.12  Northfork Bank Consolidated, Modified Revolving Credit Note, dated October 22, 1996.
   *10.13  Waiver and Amendment, dated April 9, 1997 between North Fork Bank and the Company.
   *10.14  Amendment to Consolidated, Modified Revolving Note.
   *10.15  Warrant Certificate to North Fork Bank.
     16.1  Letter dated June 11, 1996 from Coopers & Lybrand, L.L.P.                                              (C)
    *21.1  Subsidiaries.
    *23.1  Consent of Tabb, Conigliaro & McGann, P.C.
    *27.   Financial Data Schedule.


------------------------

(A) Incorporated by reference to the Company's Registration Statement on Form 10-SB (File No. 0-26682) filed with the Commission on August 28, 1995.

(B) Incorporated by reference to the Company's Report on Form 8-K filed with the Commission on December 20, 1995.


(C) Incorporated by reference to the Company's Report on Form 8-K, filed with the Commission on June 12, 1996.



(D) Incorporated by reference to the Company's Report on Form 8-K filed with the Commission on November 4, 1996.



* Filed herewith.


    (b) Reports on Form 8-K.


    The following reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1996:



    1.  Report on Form 8-K, filed with the Commission on November 4, 1996.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                                By:             /s/ JOSEPH A. GEMMO
                                     -----------------------------------------
                                                  Joseph A. Gemmo
Dated: April 17, 1997                Vice President and Chief Financial Officer



    In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

                                Chairman of the Board,
      /s/ PHILIP ROSNER           President and Director
------------------------------    (Principal Executive         April 17, 1997
        Philip Rosner             Officer)

     /s/ A. GARY FRUMBERG       Executive Vice President
------------------------------    and Director                 April 17, 1997
       A. Gary Frumberg

    /s/ RICHARD R. HIGGINS      Executive Vice President
------------------------------    and Director                 April 17, 1997
      Richard R. Higgins

                                Vice President and Chief
     /s/ JOSEPH A. GEMMO          Financial Officer
------------------------------    (Principal Financial and     April 17, 1997
       Joseph A. Gemmo            Accounting Officer)

     /s/ PAUL E. HOFFMANN       Treasurer and Secretary
------------------------------                                 April 17, 1997
       Paul E. Hoffmann

       /s/ SYDNEY STEIN         Director
------------------------------                                 April 17, 1997
         Sydney Stein

     /s/ DUNCAN SHIRREFF        Director
------------------------------                                 April 17, 1997
       Duncan Shirreff

   /s/ SCOTT M. CUNNINGHAM      Director
------------------------------                                 April 17, 1997
     Scott M. Cunningham

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

                                          /s/ TABB, CONIGLIARO & McGANN, P.C.

New York, NY
March 1, 1996

                     TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                           AT DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1996           1995
                                                                                     -------------  -------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents........................................................  $     233,566  $     467,134
  Receivables (less allowance for doubtful accounts of $150,000 in 1996 and
    $139,000 in 1995) (Note 4).....................................................      3,529,997      2,653,731
  Inventories (Note 5).............................................................      4,025,586      3,420,254
  Prepaid expenses and other current assets........................................         97,617        195,287
                                                                                     -------------  -------------
    Total current assets...........................................................      7,886,766      6,736,406

Fixed assets, net (Note 6).........................................................      1,401,062      1,480,101
Intangible assets, net (Note 7)....................................................      6,205,754      6,812,137
Other assets.......................................................................        328,670        387,787
Notes receivable from related parties (Note 8).....................................        281,011        316,774
                                                                                     -------------  -------------
    Total assets...................................................................  $  16,103,263  $  15,733,205
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                                   LIABILITIES
Current liabilities:
  Accounts payable.................................................................  $   2,907,558  $   2,318,968
  Accrued expenses.................................................................        939,636        288,245
  Notes payable (Note 9)...........................................................       --            1,100,000
  Current portion of long-term debt (Note 10)......................................         19,078         52,000
                                                                                     -------------  -------------
    Total current liabilities......................................................      3,866,272      3,759,213
Long-term debt (Note 10)...........................................................      6,840,529      4,388,019
Deferred rent payable..............................................................         22,007         12,479
                                                                                     -------------  -------------
                                                                                        10,728,808      8,159,711
Commitments (Note 12)

                                              STOCKHOLDERS' EQUITY
Common stock:
  $.01 par value, authorized 20,000,000 shares, issued 11,993,406 and 12,166,706
    shares, respectively...........................................................        119,934        121,667
Paid-in capital....................................................................      9,409,706      9,457,251
Accumulated deficit................................................................     (3,827,890)    (1,290,277)
Unearned compensation arising from stock awards....................................       (317,295)      (398,306)
Treasury stock at cost--36,438 and 409,738 shares of common stock, respectively....        (10,000)      (316,841)
                                                                                     -------------  -------------
      Total stockholders' equity...................................................      5,374,455      7,573,494
                                                                                     -------------  -------------
      Total liabilities and stockholders' equity...................................  $  16,103,263  $  15,733,205
                                                                                     -------------  -------------
                                                                                     -------------  -------------

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


                            See accompanying notes.

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