Form 10-Q
period 1997-03-31
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 1997-05-12
CIK 1000048

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                      For the three months ended March 31,1997

                             Commission File No. 0-26682


                        TECHNOLOGY FLAVORS & FRAGRANCES, INC.


                   Delaware                                11-3199437
---------------------------------------------  ---------------------------------
(State or other Jurisdiction of Incorporation  (IRS Employer Identification No.)
              or Organization)

                  10 Edison Street East, Amityville, New York 11701
                  -------------------------------------------------
                       (Address of Principal Executive Offices)

                                    (516) 842-7600
                   ------------------------------------------------
                   (Issuer's Telephone Number, Including Area Code)

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

The number of outstanding shares of the Registrant's only class of common equity
as of April 8, 1997:   11,956,968 shares of Common Stock



Transitional Small Business Disclosure Format (check one):

                                  YES            NO  X
                                      ---           ---

                        TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                                 INDEX TO FORM 10-QSB

                                    March 31, 1997


                                                                     PAGE

PART I - FINANCIAL INFORMATION

    Item 1. - Financial Statements (Unaudited)

         Consolidated Balance Sheets at March 31, 1997
         and December 31, 1996........................................  1

         Consolidated Statements of Operations
         for the Three Months Ended March 31, 1997
         and March 31, 1996...........................................  2

         Consolidated Statements of Cash Flows
         for the Three Months Ended March 31, 1997
         and March 31, 1996...........................................  3

         Notes to Consolidated Financial Statements...................  4

    Item 2. - Management's Discussion and Analysis....................  5

PART II - OTHER INFORMATION...........................................  8

SIGNATURE.............................................................  9

ITEM 1 - FINANCIAL STATEMENTS

                        TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                             CONSOLIDATED BALANCE SHEETS
                                  (IN U.S. DOLLARS)

                                                     AT             AT
                                                  MARCH 31,    DECEMBER 31,
                                                    1997           1996
                                                 (UNAUDITED)      (NOTE)
                                                 -----------     --------
              ASSETS

Current assets:
  Cash and cash equivalents                     $   215,997    $   233,566
  Receivables, net                                4,705,109      3,529,997
  Inventories                                     4,156,214      4,025,586
  Prepaid expenses and other current assets         160,598         97,617
                                                -----------    -----------
    Total current assets                          9,237,918      7,886,766

Fixed assets, net                                 1,377,495      1,401,062
Intangible assets, net                            6,045,137      6,205,754
Other assets                                        286,141        328,670
Notes receivable from related parties               279,455        281,011
                                                -----------    -----------
    Total assets                                $17,226,146    $16,103,263
                                                -----------    -----------
                                                -----------    -----------

              LIABILITIES
Current liabilities:
  Accounts payable                              $ 3,007,850    $ 2,907,558
  Accrued expenses                                  815,533        939,636
  Current portion of long-term debt                 197,468        19,078
                                                -----------    -----------
    Total current liabilities                     4,020,851      3,866,272
Long-term debt                                    7,457,317      6,840,529
Deferred rent payable                                25,097         22,007
                                                -----------    -----------
                                                 11,503,265     10,728,808
              STOCKHOLDERS' EQUITY

Common stock, issued 11,993,406 shares              119,934        119,934
Paid-in capital                                   9,409,706      9,409,706
Accumulated deficit                              (3,499,717)    (3,827,890)
Unearned compensation arising from
  stock awards                                     (297,042)      (317,295)
Treasury stock at cost (36,438
  shares of common stock)                           (10,000)       (10,000)
                                                -----------    -----------
   Total stockholders' equity                     5,722,881      5,374,455
                                                -----------    -----------
   Total liabilities and
    stockholders' equity                        $17,226,146    $16,103,263
                                                -----------    -----------
                                                -----------    -----------

Note:    The balance sheet at December 31, 1996 has been derived from the
Company's audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                               See Accompanying Notes.

                        TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN U.S. DOLLARS) (UNAUDITED)

                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                            ------------------------------------
                                                       1997           1996
                                                       ----           ----

Net Sales                                        $6,779,837     $5,262,419
Cost of Sales                                     4,130,357      3,278,061
                                                 ----------     ----------
    Gross Profit                                  2,649,480      1,984,358
                                                 ----------     ----------
Operating expenses:
  Selling                                           834,874        708,243
  General and administrative                        618,549        684,505
  Research and development                          473,506        398,872
  Amortization expense                              221,986        176,037
                                                 ----------     ----------
    Total operating expenses                      2,148,915      1,967,657
                                                 ----------     ----------
Income from operations                              500,565         16,701
Interest expense, net                              (171,042)      (129,692)
                                                 ----------     ----------
Income (loss) before provision
  for income taxes                                  329,523       (112,991)
Provision for income taxes                           (1,350)        (2,635)
                                                 ----------     ----------
Net income (loss)                                $  328,173     $ (115,626)
                                                 ----------     ----------
                                                 ----------     ----------
Net income (loss) per share                      $      .03     $     (.01)
                                                 ----------     ----------
                                                 ----------     ----------
Weighted average shares outstanding              12,516,741     11,756,968
                                                 ----------     ----------
                                                 ----------     ----------

                               See Accompanying Notes.

                        TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN U.S. DOLLARS) (UNAUDITED)





                                                   FOR THE THREE MONTHS ENDED
                                                   --------------------------
                                                            MARCH 31,
                                                            ---------
                                                       1997           1996
                                                       ----           ----

Cash flows from operating activities:
  Net income (loss)                                $328,173      $(115,626)
  Adjustments to reconcile net income (loss) to
   net cash (used in) provided by operating
    activities:
      Depreciation and amortization                 303,922        275,319
      Deferred rent                                   3,090          2,382
      Changes in assets and liabilities:
        Accounts receivable                      (1,175,112)    (1,232,949)
        Inventories                                (130,628)       221,195
        Prepaid expenses and other current
         assets                                     (62,981)      (221,886)
        Other assets                                  1,414          6,755
        Accounts payable                            100,292        641,784
        Accrued expenses                           (124,103)        18,734
                                                   --------       --------
  Net cash used in operating activities            (755,933)      (404,292)
                                                   --------       --------
Cash flows from investing activities:
  Purchase of fixed assets                          (58,370)       (19,175)
  Notes receivable                                    1,556         10,893
  Decrease in cash surrender value of life
   insurance policy                                       -        288,153
  Acquisition of Seafla                                   -        (24,594)
                                                   --------       --------
  Net cash (used in) provided by investing
   activities                                       (56,814)       255,277
                                                   --------       --------
Cash flows from financing activities:
  Proceeds from long-term bank debt                 800,000              -
  Repayment of long-term debt                        (4,822)       (52,000)
                                                   --------       --------
  Net cash provided by (used in) financing
   activities                                       795,178        (52,000)
                                                   --------       --------

Decrease in cash                                    (17,569)      (201,015)

Cash-beginning of period                            233,566        467,134
                                                   --------       --------
Cash-end of period                                 $215,997       $266,119
                                                   --------       --------
                                                   --------       --------


                                See Accompanying Notes

                       TECHNOLOGY FLAVORS AND FRAGRANCES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                     (UNAUDITED)



1.  BASIS OF PRESENTATION

     Technology Flavors & Fragrances, Inc. (the "Company") develops and manufactures flavors, fragrances and seasonings used to provide or enhance flavors or fragrances in a wide variety of consumer and industrial products.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB/A for the year ended December 31, 1996.

2.  INVENTORIES

     Components of inventories are summarized as follows:

                                 March 31, 1997           March 31, 1996
                                 --------------           --------------

     Raw Material                  $3,152,715               $3,145,743
     Finished Goods                 1,003,499                  879,843
                                   ----------               ----------
                                   $4,156,214               $4,025,586
                                   ----------               ----------
                                   ----------               ----------

3.  EARNINGS PER SHARE

     Net income per share is based on the weighted average number of common shares after giving effect to dilutive stock options and warrants. Fully diluted earnings per share has not been presented as the dilutive effect is not material.

                    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 VS. THREE MONTHS ENDED MARCH 31, 1996

     The following information for the quarters ended March 31, 1997 and 1996 has been derived from the Company's unaudited consolidated financial statements and should be read in conjunction with the Company's annual report on Form 10-KSB/A for the year ended December 31, 1996.

                                    Three months ended March 31,
                                   ------------------------------
                                      1997                1996
                                   ----------          ----------

                                      (dollar amounts in thousands)

Net sales                         $6,780     100.0%   $5,262     100.0%
Gross profit                       2,649      39.1     1,984      37.7
Operating expenses:
  Selling                            835      12.3       708      13.5
  General and administrative         619       9.1       684      13.0
  Research and development           473       7.0       399       7.6
  Amortization expense               222       3.3       176       3.3
Income from operations               500       7.4        17        .3
Interest expense, net                171       2.5       130       2.5
Provision for income taxes             1        -          3        -
Net income (loss)                    328       4.8      (116)     (2.2)

     NET SALES. Net sales increased 29% to $6,780,000 for the first quarter of 1997 from $5,262,000 for the first quarter of 1996 primarily due to: (1) the commencement of shipments relative to a new product developed in 1996 for a significant customer, (2) the benefits derived from the integration of the sales and marketing activities of the Company's Seafla Division (acquired in December 1995), and (3) increased international sales.

     GROSS PROFIT. Gross profit, as a percentage of sales, improved to 39.1% on sales of $6.8 million for the first quarter of 1997 as compared to 37.7% on sales of $5.3 million for the first quarter of 1996. Such increase was principally attributable to higher sales volume and production efficiencies.

OPERATING EXPENSES:

      SELLING EXPENSES. Selling expenses increased to $835,000 for the first quarter of 1997 from $708,000 for the comparable 1996 period due principally to the hiring of additional sales personnel and expanded sales support during the latter part of 1996 and increased sales commissions on higher volume sales. Selling expenses, as a percentage of sales, decreased to 12.3% in the 1997 quarter as compared to 13.5% in last year's comparable quarter as a result of increased sales.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $619,000 for the first quarter of 1997 from $684,000 for the first quarter of 1996, primarily as a result of the Company's cost reduction program implemented in the latter part of 1996. General and administrative expenses, as a percentage of sales, dropped to 9.1% in the 1997 first quarter as compared to 13.0% in last year's comparable quarter.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $473,000 for the first quarter of 1997 from $399,000 reported in the first quarter of 1996 a year earlier due primarily to expanded research and development activities.

     AMORTIZATION EXPENSE. Amortization expense increased to $222,000 for the 1997 quarter as compared to $176,000 for the first quarter of 1996, due principally to the amortization of deferred charges associated with the Company's $1.5 million convertible debt financing in October 1996.

     INTEREST EXPENSE, NET. Interest expense increased to $171,000 for the three months ended March 31, 1997 from $130,000 for the comparable 1996 period. The increase was primarily due to the additional long-term debt incurred by the Company in October 1996 in connection with the $1.5 million convertible debt financing.

     PROVISION FOR INCOME TAXES. Provision for income taxes represents state franchise taxes. No Federal income tax provision for the first quarter of 1997 is provided due to the Company's availability of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 1997, cash used in operating activities of $756,000 was primarily financed through borrowings from the Company's $5.5 million senior secured revolving line of credit. Working capital at March 31, 1997 was $5,217,000 as compared to $4,020,000 at December 31, 1996. The increase of $1,197,000 was principally attributable to the growth in accounts receivables.

     To minimize the negative cash flow from operations and required investment in accounts receivable resulting from an anticipated increase in sales in 1997, management's goal is to improve the days sales outstanding ("DSOs"), which is the measure of the average number of days taken by the Company to collect its accounts receivable, calculated from the date of product shipment. At March 31, 1997, the Company's average DSOs were 62 days as compared to 71 days at December 31, 1996.

     Historically, the Company's financing needs have been met through the issuances of equity and debt securities. For several years prior to 1996, the Company's principal line of credit for working capital requirements was a $2 million short-term revolving note, which the Company extended upon maturity. Borrowings under this short-term revolving line of credit bore interest at the rate of one-half percent above prime rate.

     On October 17, 1996, the Company consolidated a $3,500,000 term loan (obtained in connection with the December 1995 acquisition of the assets of Seafla, currently the Seafla Division) and its $2,000,000 revolving credit into a $5,500,000 revolving credit line (the "Credit Facility"). Borrowings under this Credit Facility bear interest at 1-1/4% above the lender's prime rate and mature on January 15, 1999. The borrowings are secured by liens on substantially all of the assets of the Company. At March 31, 1997, the Company had outstanding borrowings under the Credit Facility of $5,175,000, and $325,000 was available for borrowing under the borrowing base. In April 1997, the Company and the lender under the Credit Facility entered into a waiver and modification agreement (the "Waiver") which waived compliance by the Company of certain financial covenants for 1996 and amended one of such covenants for 1997. Additional events of default were also added to the Credit Facility. In connection with the Waiver, the Company issued the lender a warrant to purchase 100,000 shares of Common Stock with an exercise price of $2.40 per share.

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

     The Convertible Notes are convertible into shares of Common Stock at the option of the Company at any time on or prior to October 16, 1997 at a conversion price equal to the average market price of the Common Stock for the ten trading days immediately preceding the conversion date (the "average market price"). From October 17, 1997 to maturity on October 16, 1998, the Convertible Notes are convertible into shares of Common Stock at the option of the holders at a conversion price equal to the greater of the average market price or the floor price of $1.50 per share (subject to adjustments under certain circumstances). Pursuant to the Waiver, the Company is required to exercise its option to convert the Convertible Notes into Common Stock pursuant to the terms of the financing agreement related to the Convertible Notes prior to October 17, 1997. The exact number of shares of Common Stock issuable upon conversion of all of the Convertible Notes cannot currently be determined but, generally, such number will vary inversely with the market price of the Common Stock. On April 8, 1997, the closing bid price of the Common Stock on the Nasdaq OTC Bulletin Board was US $1.656 per share. If the closing bid price of the Common Stock on April 8, 1997 were used to determine the number of shares of Common Stock issuable upon conversion of the Convertible Notes, the Company would be obligated to issue a total of approximately 906,000 shares of Common Stock, assuming all such notes were converted at such time. To the extent the average market price per share of the Common Stock is lower or higher, the Company would be obligated to issue more or less shares of Common Stock than reflected in such estimate and such difference could be material.

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

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         a) Exhibits:
            Exhibit 27 (Appendix A to Item 601(c) of Regulation S-B)
         b) Reports on Form 8-K
            None

                                      SIGNATURE


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 5, 1997

                            TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                            By\s\  Joseph A. Gemmo
                              --------------------------------------------------
                                   Joseph A. Gemmo
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of Registrant)