Form 10QSB
period 1997-06-30
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 1997-07-30
CIK 1000048

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                          COMMISSION FILE NO. 0-26682

                            ------------------------

                     TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                       DELAWARE                                   11-3199437
    (State or other Jurisdiction of Incorporation        (IRS Employer Identification
                   or Organization)                                  No.)

               10 EDISON STREET EAST, AMITYVILLE, NEW YORK 11701
                    (Address of Principal Executive Offices)

                                 (516) 842-7600
                (Issuer's Telephone Number, Including Area Code)

                         ------------------------------

    Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 Yes _X_ No ____

    The number of outstanding shares of the Registrant's only class of common stock as of June 30, 1997: 11,956,968

    Transitional Small Business Disclosure Format (check one):

                                 Yes ____ No _X_

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                              INDEX TO FORM 10-QSB

                                 JUNE 30, 1997

                                                                                                                  PAGE
                                                                                                               -----------

PART I--FINANCIAL INFORMATION

           Item 1.--Financial Statements (Unaudited)

           Consolidated Balance Sheets at June 30, 1997 and December 31, 1996................................           1

           Consolidated Statements of Operations for the Six Months Ended June 30, 1997 and June 30, 1996....           2

           Consolidated Statements of Operations for the Three Months Ended June 30, 1997 and June 30,
             1996............................................................................................           3

           Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1997 and June 30, 1996....           4

           Notes to Consolidated Financial Statements........................................................           5

           Item 2.--Management's Discussion and Analysis.....................................................           6

PART II--OTHER INFORMATION...................................................................................           9

SIGNATURE....................................................................................................          10

                                     PART I

ITEM 1.--FINANCIAL STATEMENTS

                     TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                          CONSOLIDATED BALANCE SHEETS

                               (IN U.S. DOLLARS)

                                                                                        AT              AT
                                                                                     JUNE 30,      DECEMBER 31,
                                                                                       1997            1996
                                                                                   -------------  ---------------
                                                                                    (UNAUDITED)       (NOTE)
                                                                                   -------------  ---------------
                                     ASSETS
Current assets:
  Cash and cash equivalents......................................................  $     419,686   $     233,566
  Receivables....................................................................      4,639,178       3,529,997
  Inventories....................................................................      4,530,665       4,025,586
  Prepaid expenses and other current assets......................................        146,714          97,617
                                                                                   -------------  ---------------
      Total current assets.......................................................      9,736,243       7,886,766
Fixed assets, net................................................................      1,277,667       1,401,062
Intangible assets, net...........................................................      5,882,330       6,205,754
Other assets.....................................................................        245,019         328,670
Notes receivable from related parties............................................        276,929         281,011
                                                                                   -------------  ---------------
      Total assets...............................................................  $  17,418,188   $  16,103,263
                                                                                   -------------  ---------------
                                                                                   -------------  ---------------

                                   LIABILITIES
Current liabilities:
  Accounts payable...............................................................  $   3,209,733   $   2,907,558
  Accrued expenses...............................................................        777,809         939,636
  Current portion of long-term debt..............................................        198,286          19,078
                                                                                   -------------  ---------------
      Total current liabilities..................................................      4,185,828       3,866,272
Long-term debt...................................................................      7,049,926       6,840,529
Deferred rent payable............................................................         28,187          22,007
                                                                                   -------------  ---------------
                                                                                      11,263,941      10,728,808
                              STOCKHOLDERS' EQUITY

Common stock, issued 11,993,406 shares...........................................        119,934         119,934
Paid-in capital..................................................................      9,409,706       9,409,706
Accumulated deficit..............................................................     (3,088,604)     (3,827,890)
Unearned compensation arising from stock awards..................................       (276,789)       (317,295)
Treasury stock at cost (36,438 shares of common stock)...........................        (10,000)        (10,000)
                                                                                   -------------  ---------------
      Total stockholders' equity.................................................      6,154,247       5,374,455
                                                                                   -------------  ---------------
      Total liabilities and stockholders' equity.................................  $  17,418,188   $  16,103,263
                                                                                   -------------  ---------------
                                                                                   -------------  ---------------

    Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements.

                            See Accompanying Notes.

                     TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                         (IN U.S. DOLLARS) (UNAUDITED)

                                                                                       FOR THE SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                     ----------------------------
                                                                                         1997           1996
                                                                                     -------------  -------------
Net Sales..........................................................................  $  13,824,704  $  10,890,235
Cost of Sales......................................................................      8,324,336      6,581,652
                                                                                     -------------  -------------
    Gross Profit...................................................................      5,500,368      4,308,583
                                                                                     -------------  -------------
Operating expenses:
  Selling..........................................................................      1,716,788      1,456,718
  General and administrative.......................................................      1,272,783      1,364,480
  Research and development.........................................................        960,270        780,958
  Amortization expense.............................................................        445,605        357,074
                                                                                     -------------  -------------
    Total operating expenses.......................................................      4,395,446      3,959,230
                                                                                     -------------  -------------
Income from operations.............................................................      1,104,922        349,353
Interest expense, net..............................................................        358,886        278,706
                                                                                     -------------  -------------
Income before provision for income taxes...........................................        746,036         70,647
Provision for income taxes.........................................................          6,750          1,355
                                                                                     -------------  -------------
Net income.........................................................................  $     739,286  $      69,292
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Net income per share...............................................................  $         .06  $         .01
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Weighted average shares outstanding................................................     12,548,354     11,756,968
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                            See Accompanying Notes.

                     TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                         (IN U.S. DOLLARS) (UNAUDITED)

                                                                                FOR THE THREE MONTHS ENDED
                                                                                         JUNE 30,
                                                                               ----------------------------
                                                                                   1997           1996
                                                                               -------------  -------------
Net Sales....................................................................  $   7,044,867  $   5,627,816
Cost of Sales................................................................      4,193,979      3,303,591
                                                                               -------------  -------------

      Gross Profit...........................................................      2,850,888      2,324,225
                                                                               -------------  -------------

Operating expenses:
  Selling....................................................................        881,914        748,475
  General and administrative.................................................        654,234        679,975
  Research and development...................................................        486,764        382,086
  Amortization expense.......................................................        223,619        181,037
                                                                               -------------  -------------

      Total operating expenses...............................................      2,246,531      1,991,573
                                                                               -------------  -------------

Income from operations.......................................................        604,357        332,652
Interest expense, net........................................................        187,844        149,014
                                                                               -------------  -------------
Income before provision for income taxes.....................................        416,513        183,638

Provision (credit) for income taxes..........................................          5,400         (1,280)
                                                                               -------------  -------------

Net income...................................................................  $     411,113  $     184,918
                                                                               -------------  -------------
                                                                               -------------  -------------

Net income per share.........................................................  $         .03  $         .02
                                                                               -------------  -------------
                                                                               -------------  -------------

Weighted average shares outstanding..........................................     12,579,966     11,756,968
                                                                               -------------  -------------
                                                                               -------------  -------------

                            See Accompanying Notes.

                     TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (IN U.S. DOLLARS) (UNAUDITED)

                                                                                  FOR THE SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                ----------------------------
                                                                                    1997           1996
                                                                                -------------  -------------
Cash flows from operating activities:
  Net income..................................................................  $     739,286  $      69,292
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Depreciation and amortization.............................................        610,567        562,004
    Deferred rent.............................................................          6,180          4,764
    Changes in assets and liabilities:
      Accounts receivable.....................................................     (1,109,181)    (1,868,062)
      Inventories.............................................................       (505,079)      (167,197)
      Prepaid expenses and other current assets...............................        (49,097)      (128,535)
      Other assets............................................................          1,976        (83,593)
      Accounts payable........................................................        302,175        875,142
      Accrued expenses........................................................       (161,827)       219,638
                                                                                -------------  -------------
    Net cash used in operating activities.....................................       (165,000)      (516,547)
                                                                                -------------  -------------
Cash flows from investing activities:
  Purchase of fixed assets....................................................        (41,567)       (59,993)
  Notes receivable............................................................          4,082         49,742
  Decrease in cash surrender value of life insurance policy...................       --              288,153
  Acquisition of Seafla, Inc..................................................       --              (54,595)
                                                                                -------------  -------------
    Net cash (used in) provided by investing activities.......................        (37,485)       223,307
                                                                                -------------  -------------
Cash flows from financing activities:
  Proceeds from long-term debt................................................        800,000        150,000
  Repayment of long-term debt.................................................       (411,395)       (52,000)
                                                                                -------------  -------------
    Net cash provided by financing activities.................................        388,605         98,000
                                                                                -------------  -------------
Increase (decrease) in cash...................................................        186,120       (195,240)
Cash-beginning of period......................................................        233,566        467,134
                                                                                -------------  -------------
Cash-end of period............................................................  $     419,686  $     271,894
                                                                                -------------  -------------
                                                                                -------------  -------------

                            See Accompanying Notes.

                     TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    Technology Flavors & Fragrances, Inc. (the "Company") develops and manufactures flavors, fragrances and seasonings used to provide or enhance flavors or fragrances in a wide variety of consumer and industrial products.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 and for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB/A for the year ended December 31, 1996.

2. INVENTORIES

    Components of inventories are summarized as follows:

                                                                                  JUNE 30, 1997  DECEMBER 31, 1996
                                                                                  -------------  -----------------
Raw Materials...................................................................   $ 3,482,493     $   3,145,743
Finished Goods..................................................................     1,048,172           879,843
                                                                                  -------------  -----------------
                                                                                   $ 4,530,665     $   4,025,586
                                                                                  -------------  -----------------
                                                                                  -------------  -----------------

3. EARNINGS PER SHARE

    Net income per share is based on the weighted average number of common shares after giving effect to dilutive stock options and warrants. Fully diluted earnings per share has not been presented as the dilutive effect is not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

    The following information for the three month and six month periods ended June 30, 1997 and 1996 has been derived from the Company's unaudited consolidated financial statements and should be read in conjunction with the Company's annual report on Form 10-KSB/A for the year ended December 31, 1996.

                                            THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                     ------------------------------------------  ------------------------------------------
                                             1997                  1996                  1997                  1996
                                     --------------------  --------------------  --------------------  --------------------
                                                                 (DOLLAR AMOUNTS IN THOUSANDS)
Net sales..........................  $   7,045      100.0% $   5,628      100.0% $  13,825      100.0% $  10,890      100.0%
Gross profit.......................      2,851       40.5      2,324       41.3      5,500       39.8      4,309       39.6
Operating expenses:
  Selling..........................        882       12.5        748       13.3      1,717       12.4      1,457       13.4
  General and administrative.......        654        9.3        680       12.1      1,273        9.2      1,365       12.5
  Research and development.........        487        6.9        382        6.8        960        6.9        781        7.2
  Amortization expense.............        224        3.2        181        3.2        445        3.2        357        3.3
Income from operations.............        604        8.6        333        5.9      1,105        8.0        349        3.2
Interest expense, net..............        188        2.7        149        2.6        359        2.6        279        2.6
Provision (credit) for income
  taxes............................          5     --            (1)     --              7     --              1     --
Net income.........................        411        5.8        185        3.3        739        5.3         69         .6

    NET SALES. Net sales increased 25% to $7,045,000 for the three months ended June 30, 1997 from $5,628,000 for the same period in 1996 and increased 27% to $13,825,000 for the six months ended June 30, 1997 from $10,890,000 for the comparable six months of 1996. These increases were primarily due to shipments of new flavor products to a significant customer and the benefits derived from the integration of the sales and marketing activities of the Company's Seafla Division acquired in December 1995.

    GROSS PROFIT. Gross profit, as a percentage of sales, decreased to 40.5% for the three months ended June 30, 1997 from 41.3% during last year's comparable quarter, due principally to a change in product mix. The gross profit percentage of 39.8% for the six month period ended June 30, 1997 was comparable to the gross profit percentage of 39.6% reported during last year's six month period.

    SELLING EXPENSES. Selling expenses increased to $882,000 for the three months ended June 30, 1997 from $748,000 for the comparable 1996 period and increased to $1,717,000 for the six months ended June 30, 1997 from $1,457,000 for the comparable 1996 period. These increases were due principally to the hiring of additional sales personnel and expanded sales support and increased sales commissions on higher volume sales. Selling expenses, as a percentage of sales, decreased to 12.5% for the three months ended June 30, 1997 from 13.3% for last year's comparable quarter and decreased to 12.4% for the six months ended June 30, 1997 from 13.4% for last year's comparable six month period as a result of increased sales.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $654,000 for the three months ended June 30, 1997 from $680,000 for the same quarter in 1996 and decreased to $1,273,000 for the six months ended June 30, 1997 from $1,365,000 for the six month period in 1996. These decreases were primarily as a result of the cost reduction program implemented during the latter part of the fourth quarter of 1996. General and administrative expenses, as a percentage of sales, decreased to 9.3% for the three months ended June 30, 1997 from 12.1% for last year's comparable quarter and decreased to 9.2% for the six months ended June 30, 1997 from 12.5% for the six months ended June 30, 1996 as a result of cost reductions and increased sales volume.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $487,000 for the three months ended June 30, 1997 from $382,000 for the three months ended June 30, 1996 and increased to $960,000 for the six months ended June 30, 1997 from $781,000 for the six month period in 1996 due to expanded research and development projects and the hiring of additional technical personnel.

    AMORTIZATION EXPENSE. Amortization expense increased to $224,000 for the three months ended June 30, 1997 as compared to $181,000 for the second quarter of 1996 and increased to $445,000 for the six months ended June 30, 1997 from $357,000 for the comparable six month period in 1996. The increases were due principally to the amortization of deferred charges associated with the Company's $1.5 million convertible debt financing consummated in October 1996.

    INTEREST EXPENSE, NET. Interest expense increased to $188,000 for the three months ended June 30, 1997 from $149,000 for the comparable 1996 period and increased to $359,000 for the six months ended June 30, 1997 from $279,000 for the six months ended June 30, 1996. These increases were primarily due to the additional long-term debt incurred by the Company in October 1996 in connection with the $1.5 million convertible debt financing. See "Liquidity and Capital Resources."

    PROVISION FOR INCOME TAXES. Provision for income taxes represents state franchise taxes. No federal income tax provision for the six months ended June 30, 1997 was provided due to the Company's availability of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow generated from net income and non-cash charges, principally depreciation and amortization, totalling $1,350,000 was utilized to support the growth in receivables of $1,109,000 and inventories of $505,000. Working capital at June 30, 1997 was $5,550,000 as compared to $4,020,000 at December 31, 1996.
The increase in working capital of $1,530,000 was principally attributable to the growth in accounts receivables and inventories. During the second quarter of 1997, the Company paid down its revolving credit facility principally through excess cash flow.

    Historically, the Company's financing needs have been met through the issuances of equity and debt securities. For several years prior to 1996, the Company's principal line of credit for working capital requirements was a $2.0 million short-term revolving note, which the Company extended upon maturity. Borrowings under the revolving line of credit bore interest at the rate of one-half percent above the prime rate.

    In October 1996, the Company consolidated a $3,500,000 term loan (obtained in connection with the December 1995 acquisition of the assets of Seafla, Inc. (currently the Seafla Division)) and its $2,000,000 revolving credit into a $5,500,000 revolving credit facility (the "Credit Facility"). Borrowings under this Credit Facility bear interest at 1 1/4% above the lender's prime rate and mature on January 15, 1999. At June 30, 1997, the borrowings under the Credit Facility accrued interest at the rate of 9 3/4% per annum. The borrowings are secured by liens on substantially all of the assets of the Company. At June 30 , 1997, the Company had outstanding borrowings under the Credit Facility of $4,925,000 and $450,000 available for borrowing against its borrowing base. In April 1997, the Company and the lender under the Credit Facility entered into a waiver and modification agreement (the "Waiver") which waived compliance by the Company with certain covenants for 1996 and amended one of such covenants for 1997. Additional events of default were also added to the Credit Facility. In connection with the Waiver, the Company issued the lender a warrant to purchase 100,000 shares of Common Stock with an exercise price of $2.40 per share.

    In October 1996, the Company also consummated a financing which provided for the issuance of $1,500,000 principal amount of 9% Convertible Subordinated Notes due October 17, 1998 (the "Convertible Notes") and the issuance of Class A Warrants to purchase an aggregate of 450,000 shares of Common Stock at $2.40 per share and Class B Warrants to purchase an aggregate of 156,250 shares of Common

Stock at $2.70 per share. The Convertible Notes are secured by liens on substantially all of the assets of the Company, which liens are junior to those in favor of the Company's lender under the Credit Facility.

    The Convertible Notes are convertible into shares of Common Stock at the option of the Company at any time on or prior to October 16, 1997 at a conversion price equal to the average market price of the Common Stock for the ten trading days immediately preceding the conversion date (the "average market price"). From October 17, 1997 to maturity on October 16, 1998, the Convertible Notes are convertible into shares of Common Stock at the option of the holders at a conversion price equal to the greater of the average market price or $1.50 per share (subject to adjustments under certain circumstances).

    Pursuant to the Waiver, the Company is required to exercise its option to convert the Convertible Notes into Common Stock in accordance with the terms of the financing agreement related to the Convertible Notes prior to October 17, 1997. The exact number of shares of Common Stock issuable upon conversion of all of the Convertible Notes cannot currently be determined but, generally, such issuances of Common Stock will vary inversely with the market price of the Common Stock. On July 17, 1997, the closing bid price of the Common Stock on the Nasdaq OTC Bulletin Board was US $1.78 per share. If the closing bid price of the Common Stock on July 17, 1997 were used to determine the number of shares of Common Stock issuable upon conversion of the Convertible Notes, the Company would be obligated to issue a total of approximately 843,000 shares of Common Stock, assuming all such notes were converted at such time. To the extent the "average market price" per share of the Common Stock is lower or higher than $1.78 per share, the Company would issue more or less shares of Common Stock than reflected in such estimate and such difference could be material.

                           PART II--OTHER INFORMATION

Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities
           None

Item 3.    Defaults upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders

    On June 25, 1997, the Company held an annual meeting of shareholders (the "Annual Meeting"). The proposals voted upon at the Annual Meeting and the results with respect to each proposal are set forth below:

                     PROPOSALS VOTED UPON AT ANNUAL MEETING

    1. To elect six directors to serve for a term of one year and until their respective successors are duly elected and qualified.

    2. To ratify the selection by the Company's Board of Directors of Ernst & Young L.L.P. as independent auditors of the Company for the fiscal year ending December 31, 1997 and to authorize the Board of Directors to fix their remuneration.

                                                                                                           ABSTAIN/NOT
PROPOSALS                                                                           FOR        AGAINST       VOTING
-------------------------------------------------------------------------------  ----------  -----------  -------------
No. 1 (Election of Directors)
  Philip Rosner................................................................   8,318,927       5,000         3,744
  A. Gary Frumberg.............................................................   8,318,927       5,000         3,744
  Richard R. Higgins...........................................................   8,318,927       5,000         3,744
  Sydney Stein.................................................................   8,318,927       5,000         3,744
  Duncan Shirreff..............................................................   8,318,927       5,000         3,744
  Scott Cunningham.............................................................   8,318,927       5,000         3,744
No. 2..........................................................................   8,322,927       1,000         3,744

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

Dated: July 29, 1997

                                TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                                By              /s/ JOSEPH A. GEMMO
                                     -----------------------------------------
                                                  Joseph A. Gemmo
                                     Vice President and Chief Financial Officer
                                      (Principal Financial Officer and Officer
                                                        Duly
                                          Authorized to Sign on Behalf of
                                                    Registrant)