Form 10QSB
period 1997-09-30
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 1997-11-14
CIK 1000048

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

The number of outstanding shares of the Registrant's only class of common stock as of November 10, 1997: 12,344,623

Transitional Small Business Disclosure Format (check one):

                               YES     NO  X
                                   ---    ---

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                              INDEX TO FORM 10-QSB

                               September 30, 1997

PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----
      Item 1. - Financial Statements (Unaudited)

            Consolidated Balance Sheets at September 30, 1997
            and December 31, 1996...........................................  1

            Consolidated Statements of Operations
            for the Three Months and Nine Months Ended
            September 30, 1997 and September 30, 1996.......................  2

            Consolidated Statements of Cash Flows
            for the Nine Months Ended September 30, 1997
            and September 30, 1996..........................................  3

            Notes to Consolidated Financial Statements......................  4

      Item 2. - Management's Discussion and Analysis........................  5

PART II - OTHER INFORMATION.................................................  8

SIGNATURE...................................................................  9

                                     PART I

ITEM 1. - FINANCIAL STATEMENTS

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. Dollars)

                                                    AT             AT
                                               SEPTEMBER 30,   DECEMBER 31,
                                                   1997           1996
                                                (Unaudited)      (Note)
                                                -----------      ------
               ASSETS

Current assets:
  Cash and cash equivalents                   $    142,241   $    233,566
  Receivables, net                               4,242,736      3,529,997
  Inventories                                    4,305,459      4,025,586
  Prepaid expenses and other current assets        139,635         97,617
                                              ------------   ------------
            Total current assets                 8,830,071      7,886,766

Fixed assets, net                                1,223,214      1,401,062
Intangible assets, net                           5,720,618      6,205,754
Other assets                                       204,714        328,670
Notes receivable from related parties              271,981        281,011
                                              ------------   ------------
            Total assets                      $ 16,250,598   $ 16,103,263
                                              ============   ============

            LIABILITIES

Current liabilities:
  Accounts payable                            $  2,409,034   $  2,907,558
  Accrued expenses                                 735,497        939,636
  Current portion of long-term debt                199,138         19,078
                                              ------------   ------------
            Total current liabilities            3,343,669      3,866,272

Long-term debt                                   6,994,501      6,840,529
Deferred rent payable                               31,277         22,007
                                              ------------   ------------
                                                10,369,447     10,728,808
       STOCKHOLDERS' EQUITY

Common stock, issued 11,993,406 shares             119,934        119,934
Paid-in capital                                  9,409,706      9,409,706
Accumulated deficit                             (3,381,953)    (3,827,890)
Unearned compensation arising from
  stock awards                                    (256,536)      (317,295)
Treasury stock at cost (36,438 shares
  of common stock)                                 (10,000)       (10,000)
                                              ------------   ------------
            Total stockholders' equity           5,881,151      5,374,455
                                              ------------   ------------
            Total liabilities and
               stockholders' equity           $ 16,250,598   $ 16,103,263
                                              ============   ============

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements.

                             See accompanying notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in U.S. Dollars) (Unaudited)

                                       For the Three Months Ended    For the Nine Months Ended
                                       --------------------------    -------------------------
                                               September 30,                September 30,
                                               -------------                -------------
                                           1997           1996           1997           1996
                                           ----           ----           ----           ----
Net sales                             $  5,889,589   $  5,139,096   $ 19,714,293   $ 16,029,331
Cost of sales                            3,620,186      3,172,693     11,944,522      9,754,345
                                      ------------   ------------   ------------   ------------
            Gross profit                 2,269,403      1,966,403      7,769,771      6,274,986
                                      ------------   ------------   ------------   ------------
Operating expenses:
   Selling                                 929,009        924,566      2,645,797      2,381,284
   General and administrative              687,622        857,291      1,960,405      2,221,771
   Research and development                531,336        382,034      1,491,606      1,162,992
   Amortization expense                    223,080        178,536        668,685        535,610
                                      ------------   ------------   ------------   ------------
            Total operating expenses     2,371,047      2,342,427      6,766,493      6,301,657
                                      ------------   ------------   ------------   ------------
Income (loss) from operations             (101,644)      (376,024)     1,003,278        (26,671)
Interest expense, net                      189,615        117,577        548,501        396,283
                                      ------------   ------------   ------------   ------------
Income (loss) before provision
  for income taxes                        (291,259)      (493,601)       454,777       (422,954)
Provision for income taxes                   2,090          1,364          8,840          2,719
                                      ------------   ------------   ------------   ------------
Net income (loss)                     $   (293,349)  $   (494,965)  $    445,937   $   (425,673)
                                      ============   ============   ============   ============
Net income (loss) per share           $       (.02)  $       (.04)  $        .04   $       (.04)
                                      ============   ============   ============   ============
Weighted average shares
   outstanding                          11,956,968     11,756,568     12,579,414     11,756,568
                                      ============   ============   ============   ============

                             See accompanying notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in U.S. Dollars) (Unaudited)

                                                           For the Nine Months Ended September 30,
                                                           ---------------------------------------
                                                                     1997          1996
                                                                     ----          ----
Cash flows from operating activities:
   Net income (loss)                                            $   445,937   $  (425,673)
   Adjustments to reconcile net income (loss) to net
       cash (used in) provided by operating activities:
           Depreciation and amortization                            916,685       833,286
           Deferred rent                                              9,270         7,146
           Changes in assets and liabilities:
               Accounts receivable                                 (712,739)   (1,139,056)
               Inventories                                         (279,873)     (503,897)
               Prepaid expenses and other current assets            (42,018)      (18,855)
               Other assets                                           1,166      (206,272)
               Accounts payable                                    (498,524)      647,274
               Accrued expenses                                    (204,139)      285,748
                                                                -----------   -----------
           Net cash used in operating activities                   (364,235)     (520,299)
                                                                -----------   -----------

Cash flows from investing activities:
   Purchase of fixed assets                                         (70,152)      (94,682)
   Notes receivable                                                   9,030        31,813
   Decrease in cash surrender value of life insurance policy           --         288,153
   Acquisition of Seafla, Inc.                                         --        (104,422)
                                                                -----------   -----------
           Net cash (used in) provided by investing activities      (61,122)      120,862
                                                                -----------   -----------

Cash flows from financing activities:
   Proceeds from long-term debt                                   1,050,000       350,000
   Repayment of long-term debt                                     (715,968)      (52,000)
   Proceeds from issuance of common stock                              --           6,500
                                                                -----------   -----------
           Net cash provided by financing activities                334,032       304,500
                                                                -----------   -----------

Decrease in cash                                                    (91,325)      (94,937)

Cash - beginning of period                                          233,566       467,134
                                                                -----------   -----------
Cash - end of period                                            $   142,241   $   372,197
                                                                ===========   ===========

                             See accompanying notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

1. BASIS OF PRESENTATION

      Technology Flavors & Fragrances, Inc. (the "Company") develops and manufactures flavors, fragrances and seasonings used to provide or enhance flavors or fragrances in a wide variety of consumer and industrial products.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB/A for the year ended December 31, 1996.

2. INVENTORIES

      Components of inventories are summarized as follows:

                                         September 30,  1997  December 31, 1996
                                         -------------------  -----------------
      Raw Materials                           $3,111,369          $3,145,743
      Finished Goods                           1,194,090             879,843
                                              ----------          ----------
                                              $4,305,459          $4,025,586
                                              ==========          ==========

3. EARNINGS PER SHARE

      Net income (loss) per share is based on the weighted average number of common shares outstanding after giving effect to dilutive stock options and warrants. Fully diluted earnings per share has not been presented as the dilutive effect is not material.

4. SUBSEQUENT EVENTS

      On October 16, 1997, the Company entered into a credit agreement with a bank providing for a $6,000,000 Revolving Credit Facility and a $750,000 Term Loan Facility. These Credit Facilities replace its existing $5,500,000 credit line with another bank and refinances $750,000 of its 9% Convertible Subordinated Notes. Outstanding borrowings under the new Credit Facilities bear interest based on the bank's London Interbank Offering Rate ("LIBOR") plus 2-1/2% (which currently equates to approximately 1/4 of 1% below the bank's prime rate) or 1/2 of 1% above the bank's prime rate, at the Company's option. The credit agreement requires the maintenance of financial and other covenants. Outstanding borrowings are secured by substantially all of the assets of the Company and are subject to eligibility requirements relating to the Company's receivables, inventories and product formulations.

      In conjunction with this refinancing, the Company converted one-half of its $1.5 million 9% Convertible Notes in exchange for 387,655 shares of the Company's common stock based on the weighted average share price during the preceding ten trading days prior to the closing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

      The following information for the three and nine month periods ended September 30, 1997 and 1996 has been derived from the Company's unaudited consolidated financial statements and should be read in conjunction with the Company's annual report on Form 10-KSB/A for the year ended December 31, 1996.

                                 Three months ended September 30,     Nine months ended September 30,
                                 --------------------------------     -------------------------------
                                     1997                1996             1997              1996
                               ----------------   ----------------   --------------   ----------------
                                                     (dollar amounts in thousands)
Net sales                      $ 5,890   100.0%   $ 5,139   100.0%   $19,714  100.0%  $16,029   100.0%
Gross profit                     2,269    38.5      1,966    38.3      7,770   39.4     6,275    39.1
Operating expenses:
  Selling                          929    15.8        925    18.0      2,646   13.4     2,381    14.9
  General and administrative       688    11.7        857    16.7      1,960    9.9     2,222    13.9
  Research and development         531     9.0        382     7.4      1,492    7.6     1,163     7.3
  Amortization expense             223     3.8        178     3.5        669    3.4       536     3.3
Income (loss) from operations     (102)   (1.7)      (376)   (7.3)     1,003    5.1       (27)    (.2)
Interest expense, net              189     3.2        118     2.3        548    2.8       396     2.5
Provision  for income taxes          2     --           1     --           9    --          3     --
Net income (loss)                 (293)   (5.0)      (495)   (9.6)       446    2.3      (426)   (2.7)

      Net sales. Net sales increased 15% to $5,890,000 for the three months ended September 30, 1997 from $5,139,000 for the same period in 1996 and increased 23% to $19,714,000 for the nine months ended September 30, 1997 from $16,029,000 for the comparable nine months of 1996. The increase during the three months ended September 30, 1997 was primarily due to shipments of several new flavor and fragrance products to new and existing customers relative to increased marketing activities, while the increase in net sales for the nine months ended September 30, 1997 also included shipments of a new flavor product to a significant customer during the first and second quarters.

      Gross profit. Gross profit, as a percentage of sales, was 38.5% for the three months ended September 30, 1997 and was consistent with last year's comparable quarter. The gross profit percentage of 39.4% for the nine month period ended September 30, 1997 was consistent with the gross profit percentage of 39.1% reported during last year's nine month period.

      Selling expenses. Selling expenses of $929,000 for the three months ended September 30, 1997 was consistent with the 1996 period, while selling expenses increased to $2,646,000 for the nine months ended September 30, 1997 from $2,381,000 for the comparable 1996 period. The increase during the nine month period was due principally to the hiring of additional sales personnel and expanded sales support and increased sales commissions on higher volume sales. Selling expenses, as a percentage of sales, decreased to 15.8% for the three months ended September 30, 1997 from 18.0% for last year's comparable quarter and decreased to 13.4% for the nine months ended September 30, 1997 from 14.9% for last year's comparable nine month period as a result of increased sales.

      General and administrative expenses. General and administrative expenses decreased by 20% to $688,000 for the three months ended September 30, 1997 from $857,000 for the same quarter in 1996 and decreased by 12% to $1,960,000 for the nine months ended September 30, 1997 from $2,222,000 for the nine month period in 1996. These decreases were primarily as a result of the effects of the Company's cost reduction program implemented during the latter part of the fourth quarter of 1996. General and administrative expenses, as a percentage of sales, decreased to 11.7% for the three months ended September 30, 1997 from

16.7% for last year's comparable quarter and decreased to 9.9% for the nine months ended September 30, 1997 from 13.9% for the nine months ended September 30, 1996 as a result of cost reductions and increased sales volume.

      Research and development expenses. Research and development expenses increased to $531,000 for the three months ended September 30, 1997 from $382,000 for the three months ended September 30, 1996 and increased to $1,492,000 for the nine months ended September 30, 1997 from $1,163,000 for the nine month period in 1996 due to expanded research and development projects and the hiring of additional technical personnel during the period.

      Amortization expense. Amortization expense increased to $223,000 for the three months ended September 30, 1997 as compared to $178,000 for the third quarter of 1996 and increased to $669,000 for the nine months ended September 30, 1997 from $536,000 for the comparable nine month period in 1996. The increases were due principally to the amortization of deferred charges associated with the Company's $1.5 million convertible debt financing consummated in October 1996.

      Interest expense, net. Interest expense increased to $189,000 for the three months ended September 30, 1997 from $118,000 for the comparable 1996 period and increased to $548,000 for the nine months ended September 30, 1997 from $396,000 for the nine months ended September 30, 1996. These increases were primarily due to the additional long-term debt incurred by the Company in October 1996 in connection with the $1.5 million convertible debt financing. See "Liquidity and Capital Resources".

      Provision for income taxes. Provision for income taxes represents state franchise taxes. No federal income tax provision for the nine months ended September 30, 1997 was provided due to the Company's availability of net operating loss carryforwards.

Liquidity and Capital Resources

      Cash used in operations amounted to $364,000 for the nine months ended September 30, 1997 compared to $520,000 for the same period of the prior year. The change in net income from 1996 to 1997 of $872,000 (net loss of $426,000 during 1996 versus net income of $446,000 during 1997) was principally offset by increases in working capital which amounted to $5,486,000 at September 30, 1997 compared to $4,020,000 at December 31, 1996.

      Historically, the Company's financing needs have been met through the issuances of equity and debt. For several years prior to 1996, the Company's principal line of credit for working capital requirements was a $2.0 million short-term revolving note, which the Company extended upon maturity. Borrowings under the revolving line of credit bore interest at the rate of one-half percent above the prime rate.

      In October 1996, the Company consolidated a $3,500,000 term loan obtained in connection with the December 1995 acquisition of the assets of Seafla, Inc. (currently the Seafla Division) and its $2,000,000 revolving credit into a $5,500,000 revolving credit facility (the "1996 Credit Facility"). Borrowings under the 1996 Credit Facility bore interest at 1 1/4% above the lender's prime rate and the maturity date was January 15, 1999. At September 30, 1997, the borrowings under the 1996 Credit Facility accrued interest at the rate of 9 3/4% per annum. The borrowings were secured by liens on substantially all of the assets of the Company. At September 30, 1997, the Company had outstanding borrowings under the 1996 Credit Facility of $4,725,000 and $297,000 available for borrowing against its borrowing base. In April 1997, the Company and the lender under the 1996 Credit Facility entered into a waiver and modification agreement (the "Waiver") which waived compliance by the Company with certain covenants for 1996 and amended one of such covenants for 1997. Additional events of default were also added to the 1996 Credit Facility. In connection with the Waiver, the Company issued the lender a warrant to purchase 100,000 shares of Common Stock, which expires on January 15, 1999, with an exercise price of $2.40 per share. The warrants contain a "put" provision which will give the bank the right to require that the Company purchase the warrants from the bank for $20,000. In addition, the Company has the right at any time prior to April 7, 1998 to "call" 50,000 of the warrants by paying the bank $20,000.

      In October 1996, the Company also consummated a financing which provided for the issuance of $1,500,000 principal amount of 9% Convertible Subordinated Notes due October 17, 1998 (the "Convertible Notes") and the issuance of Class A Warrants to purchase an aggregate of 450,000 shares of Common Stock at $2.40 per share and Class B Warrants to purchase an aggregate of 156,250 shares of Common Stock at $2.70 per share. The Convertible Notes were secured by liens on substantially all of the assets of the Company, which liens were junior to those in favor of the Company's lender under the 1996 Credit Facility.

      On October 16, 1997, the Company entered into a credit agreement with a bank providing for a $6,000,000 Revolving Credit Facility and a $750,000 Term Loan Facility. These Credit Facilities replace its existing $5,500,000 credit line with another bank and refinances $750,000 of its 9% Convertible Subordinated Notes. Outstanding borrowings under the new Credit Facilities bear interest based on the bank's London Interbank Offering Rate ("LIBOR") plus 2-1/2% (which currently equates to approximately 1/4 of 1% below the bank's prime rate) or 1/2 of 1% above the bank's prime rate, at the Company's option. The credit agreement requires the maintenance of financial and other covenants. Outstanding borrowings are secured by substantially all of the assets of the Company and are subject to eligibility requirements relating to the Company's receivables, inventories and product formulations.

      In conjunction with this refinancing, the Company converted one-half of its $1.5 million 9% Convertible Notes in exchange for 387,655 shares of the Company's common stock, based on the weighted average share price during the preceding ten trading days prior to the closing. As of November 10, 1997, the Company had outstanding borrowings of $750,000 under its Term Loan Facility and $5,375,000 under its Revolving Credit Facility and $625,000 was available for borrowings against its borrowing base. The outstanding borrowings bear interest at the rate of 8.3% per annum.

      The Company expects that available cash and existing short term available credit will be sufficient to meet its estimated operating requirements, including its research and development expenditures, for the foreseeable future.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
             None

Item 2.  Changes in Securities
             None

Item 3.  Defaults upon Senior Securities
             None

Item 4.  Submission of Matters to a Vote of Security Holders
             None

Item 5.  Other Information
             None

Item 6.  Exhibits and Reports on Form 8-K
             a) Exhibits:
                  Exhibit 27.1 (Appendix A to Item 601(c) of Regulation S-B)
             b) Reports on Form 8-K
                  None

                                    SIGNATURE

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 1997

                            TECHNOLOGY FLAVORS & FRAGRANCES, INC.


                            By \s\ Joseph A. Gemmo
                               -------------------------------------------------
                                   Joseph A. Gemmo
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of Registrant)