Form 10KSB/A
period 1996-12-31
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 1998-01-23
CIK 1000048

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A
                                AMENDMENT NO. 2


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

LIQUIDITY AND CAPITAL RESOURCES


    Cash used in operations amounted to $364,000 for the nine months ended September 30, 1997 as compared to $520,000 for the same period of 1996. Working capital at September 30, 1997 was $5,486,000 as compared to $4,020,000 at December 31, 1996.



    Historically, the Company's financing needs have been met through the issuances of equity and debt. For several years prior to 1996, the Company's principal line of credit for working capital requirements was a $2.0 million short-term revolving note, which the Company extended upon maturity. Borrowings under the revolving line of credit bore interest at the rate of one-half percent above the then applicable prime rate.



    In October 1996, the Company consolidated its then existing $3,500,000 term loan (obtained in connection with the Seafla Acquisition) and its $2,000,000 revolving credit into a $5,500,000 revolving credit facility (the "1996 Credit Facility"). The borrowings were collateralized by liens on substantially all of the assets of the Company. In April 1997, the Company and the lender under the 1996 Credit Facility entered into a waiver and modification agreement (the "Waiver") which waived compliance by the Company with certain covenants for 1996 and amended one such covenant for 1997. Additional events of default were also added to the 1996 Credit Facility. In connection with the Waiver, the Company issued the lender a warrant to purchase 100,000 shares of Common Stock, which warrant expires on January 15, 1999, with an exercise price of $2.40 per share. The warrant contains a "put" provision which gives the bank the right to require the Company to purchase the warrant from the bank for $20,000. In addition, the Company has the right at any time prior to April 7, 1998 to "call" 50,000 of the warrants by paying the bank $20,000.



    In October 1996, the Company also consummated a financing which provided for the issuance of $1,500,000 in 9% Convertible Subordinated Notes due October 17, 1998 (the "Notes") and the issuance of the Class A Warrants to purchase an aggregate of 450,000 shares of Common Stock at $2.40 per share (subject to adjustments) and the Class B Warrants to purchase an aggregate of 156,250 shares of Common Stock at $2.70 per share (subject to adjustments). The Notes were collateralized by liens on substantially all of the assets of the Company, which liens were junior to those in favor of the Company's lender under the 1996 Credit Facility.



    On October 16, 1997, the Company entered into a credit agreement with a bank providing for a $6,000,000 revolving credit facility and a $750,000 term loan facility (the "1997 Credit Facility"). This 1997 Credit Facility replaced its then existing $5,500,000 credit line (the 1996 Credit Facility) and refinanced $750,000 of the Notes (the "October 1997 Refinancing"). Outstanding borrowings under the 1997 Credit Facility bear interest based on the bank's London Interbank Offering Rate ("LIBOR") plus 2 1/2% (which currently equates to approximately the bank's prime rate) or 1/2 of 1% above the bank's prime rate, at the Company's option. Outstanding borrowings are collateralized by substantially all of the assets of the Company and are subject to eligibility requirements relating to the Company's receivables, inventories and product formulations.



    Under the credit agreement relating to the 1997 Credit Facility, the Company is prohibited from incurring any indebtedness other than, among other things, existing indebtedness, subordinated debt (with the consent of the bank), and unsecured trade indebtedness in the ordinary course of business, and restricted in its ability to incur liens, make investments, sell assets, make acquisitions and pay dividends. The Company's inability to incur additional indebtedness when additional funds are needed may cause it to delay, scale back or eliminate some or all of its operations which could have a material adverse effect on its operations.

    In conjunction with the October 1997 Refinancing, the Company converted an aggregate principal amount of $750,000 of the Notes into 387,655 shares of the Company's Common Stock, based on the weighted average share price during the preceding ten trading days prior to the closing. As of January 16, 1998, the Company had outstanding borrowings of approximately $713,000 under its term loan facility and approximately $4,825,000 under its revolving credit facility and approximately $390,000 was available for borrowings against its borrowing base. As of January 16, 1998, the outstanding borrowings under the credit facility bore interest at the rate of approximately 8.4% per annum.



    As of January 16, 1998, the Company is in violation of two financial covenants in the credit agreement relating to the 1997 Credit Facility. The Company is seeking a waiver from its lender with respect to such default, but there can be no assurance that the Company will obtain the waiver. If the Company is unable to obtain the waiver, the lender may declare the indebtedness under the facility to be immediately due and payable and, in the event the Company is unable to satisfy its obligations, the lender can proceed to foreclose on the assets of the Company pledged as collateral, which are substantially all of the Company's assets. There can be no assurance that the lender will not foreclose on the assets of the Company or take other action detrimental to the Company.



    Although there can be no assurance, the Company believes it has adequate capital to fund current operations for at least the next 12 months, assuming the Company can obtain a waiver from its lender with respect to the indebtedness outstanding under the 1997 Credit Facility.


ITEM 7--FINANCIAL STATEMENTS


    The audited consolidated financial statements of the Company for the fiscal years ended December 31, 1996 and 1995 begin on page F-1 of this Annual Report on Form 10-KSB/A.

                                   SIGNATURE



    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  January 22, 1998



                                TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                                By:  /s/ JOSEPH A. GEMMO
                                     ------------------------------------------
                                     Joseph A. Gemmo
                                       Vice President and Chief Financial
                                      Officer
                                       (Principal Financial Officer and Officer
                                      Duly
                                       Authorized to Sign on Behalf of
                                      Registrant)

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


Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated March 25, 1997, except for Note 10, as to which the date is April 7, 1997, management of the Company, as discussed in Note 16, believes, based upon available information, that the Company is in violation of two financial covenants contained in its credit agreement. Management and the Company's lender are in the process of discussing (i) a restructuring of the New Facility to provide additional flexibility with respect to certain covenants, and (ii) the granting of waivers for such covenant violations.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Technology Flavors & Fragrances, Inc. and Subsidiary at December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                          /s/ ERNST & YOUNG LLP



Melville, New York
March 25, 1997, except for
 Note 10, as to which the
 date is April 7, 1997
 and Note 16, as to
 which the date is
 January 19, 1998

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

                                          /s/ COOPERS & LYBRAND L.L.P.

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


    (a) On October 22, 1996, the Company consolidated its existing $3,500,000 bank term loan and its $2,000,000 revolving line of credit into a $5,500,000 revolving credit line. Outstanding borrowings under the credit line are secured by substantially all of the assets of the Company. The credit line requires the maintenance of specified levels of tangible net worth, working capital and limits on capital expenditures. On April 7, 1997, the bank waived certain covenant provisions for 1996 and amended a covenant provision for 1997.


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


    During 1995, the Company issued warrants to purchase 600,000 shares of common stock at an exercise price of U.S. $0.56 per share to a service provider, which expire in 5 years. The value ascribed to these warrants of $60,000 was amortized to expense over a one-year vesting period. Approximately $50,000 related to these warrants was expensed in 1996 and $10,000 in 1995.


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

                     TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


16. SUBSEQUENT EVENTS



    On October 16, 1997, the Company entered into a credit agreement with a different bank which provided for a $6,000,000 Revolving Credit Facility and a $750,000 Term Loan Facility (the "New Facility") to replace the $5,500,000 revolving credit line described in Note 10 and to refinance $750,000 of the 9% Convertible Subordinated Notes also described in Note 10. The Company also exercised its option to exchange the remaining balance of the $1,500,000 Convertible Subordinated Notes for 387,655 shares of the Company's common stock in accordance with the terms of the Convertible Subordinated Notes.



    The New Facility bears interest based on the bank's London Interbank Offering Rate ("LIBOR") plus 2- 1/2% (which currently equates to approximately the bank's prime rate) or 1/2 of 1% above the bank's prime rate, at the Company's option. Outstanding borrowings are secured by substantially all of the assets of the Company, subject to the Company's borrowing base which includes eligible receivables, inventories and product formulations. The New Facility requires the maintenance of certain financial and other covenants.



    Management of the Company believes, based upon available information, that the Company is in violation of two financial covenants contained in the New Facility. Management and the Company's lender are in the process of discussing
(i) a restructuring of the New Facility to provide additional flexibility with respect to certain covenants, and (ii) the granting of waivers for such covenant violations.