Form 10KSB40
period 1997-12-31
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 1998-03-31
CIK 1000048

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      for the fiscal year ended December 31, 1997

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____ to ____


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

                              Yes |X|      No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.|X|

            The Issuer's revenues for the fiscal year ended December 31, 1997 were $23,684,307.

            The aggregate market value of Registrant's voting stock (Common Stock) held by non-affiliates on March 24, 1998 was approximately $10,070,200 based on the closing sale price of the Common Stock on such date of U.S.$1.34, as reported by the Toronto Stock Exchange.

      The number of shares outstanding of each class of the Registrant's common equity as of the date set forth below was:


     Common Stock, $.01 par value                      12,374,623
                 Class                        Outstanding at March 24, 1998

      Documents Incorporated by Reference: None

      Transitional Small Business Disclosure Format: Yes |_| No |X|

--------------------------------------------------------------------------------

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                          Annual Report on Form 10-KSB
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART 1......................................................................   1
  ITEM 1-DESCRIPTION OF BUSINESS............................................   1
  ITEM 2-DESCRIPTION OF PROPERTY............................................   5
  ITEM 3-LEGAL PROCEEDINGS..................................................   6
  ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................   6
PART II.....................................................................   7
  ITEM 5-MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........   7
  ITEM 6-MANAGEMENT'S DISCUSSION AND ANALYSIS...............................   8
  ITEM 7-FINANCIAL STATEMENTS...............................................  11
  ITEM 8-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE...........................................  11
PART III....................................................................  12
  ITEM 9-DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..................  12
  ITEM 10-EXECUTIVE COMPENSATION............................................  16
  ITEM 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....  20
  ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................  21
  ITEM 13-EXHIBITS AND REPORTS ON FORM 8-K..................................  22
SIGNATURES..................................................................  23
FINANCIAL STATEMENTS........................................................ F-1

                                     PART I

ITEM 1-DESCRIPTION OF BUSINESS

Introduction

      Technology Flavors & Fragrances, Inc. ("TFF" or the "Company") develops, manufactures and markets flavors, fragrances and seasonings that are incorporated by its customers into a wide variety of consumer and institutional products including natural and artificial flavored beverages, confections, foods, tobaccos, pharmaceuticals, aromatherapy essential oils, perfumes, and health and beauty products. The Company's proprietary formulations are currently used in more than 1,500 products sold by more than 500 companies worldwide, approximately 50 of which are Fortune 1,000 companies. The Company's executive offices are located in Amityville, New York while its manufacturing, research and development, sales and marketing, and distribution facilities are located in Amityville, New York and Milford, Ohio. The Company also has sales, marketing and warehouse facilities located in Los Angeles, California, Toronto, Canada and Chile, South America.

      Unless the context otherwise requires, (i) the term "Company" refers to Technology Flavors & Fragrances, Inc., a Delaware corporation, together with its wholly-owned subsidiaries, Technology Flavors & Fragrances, Inc. (Canada), Technology Flavors & Fragrances Chile S.A., and (ii) all references to "dollars" refer to U.S. dollars.

History

      The Company was incorporated in New York in 1989 under the name "Aroma Globe, Inc." It later changed its name to "Technology Flavors & Fragrances, Inc." in May 1991, when it acquired the assets and business of another company by that name. Since then, the Company has expanded its operations primarily through acquisitions of other businesses and internal growth.

      In July 1993, the Company acquired most of the assets of the Fragrance Division ("F&C Fragrance Division") of F&C International Inc. for $5,441,000 in cash. The acquisition was funded by bank debt of approximately $3,500,000 and the sale, in a private offering, of 1,080,268 shares of Common Stock for net proceeds of $1,499,000. The F&C Fragrance Division was engaged in the business of developing, manufacturing, marketing and selling, domestically and internationally, fragrance products for personal care, cosmetic and toiletry, household, industrial and commercial products. The acquisition provided the Company with a library of over 12,000 proprietary formulations and an introduction to certain large U.S. manufacturers of household and personal care products and of industrial and commercial products. The F&C Fragrance Division serviced its fragrance customers from its production facility in Brooklyn, New York, its marketing and research development facilities in Allendale, New Jersey, and two warehousing facilities located in southern California and Toronto, Canada. The Company thereafter consolidated the manufacturing, marketing and research and development activities of the F&C Fragrance Division at its Amityville, New York facilities and moved a portion of the warehousing function to an adjoining building in Amityville, New York. In November 1993, the Company reincorporated in Delaware and merged with Canamerica Corp., a private corporation owned by Mr. Philip Rosner, one of the Company's founders and current principal stockholders. Mr. Rosner was issued 200,000 shares of Common Stock in the merger.

      In March 1994, the Company completed concurrent offerings of a total of 5,000,000 shares of Common Stock, 4,670,000 of those shares being sold to the public in the Canadian Provinces of Ontario and British Columbia at a price of Cdn. $2.00 per share and the other 330,000 shares being sold privately in the United States for the equivalent price of U.S. $1.44 per share. In addition, the Common Stock was listed on the Toronto Stock Exchange in March 1994. The proceeds of these sales were used to pay the bank debt that was incurred to acquire the assets of the F&C Fragrance Division.

      On December 6, 1995, the Company acquired substantially all of the assets and assumed the trade obligations and certain other liabilities of Seafla, Inc. ("Seafla"), a Milford, Ohio producer of savory and dairy flavors (the "Seafla Acquisition"). In consideration therefor, the Company paid Seafla $3,000,000 in cash and issued a 12% promissory note for $888,019, payable in five installments of $177,604 (the "Seafla Note"). The Company funded the cash portion of the Seafla purchase price through bank borrowings of $3,500,000. The Company operates Seafla's business as the Seasoning Division of the Company (the "Seasoning Division"). Products from the Seasoning Division are purchased principally by manufacturers of dairy products, snack foods and baked goods.

1996 Convertible Debt Financing

      On October 17, 1996, the Company consummated a financing providing for the issuance of (i) $1,500,000 aggregate principal amount of 9% Convertible Subordinated Notes due October 17, 1998 (the "Notes"), (ii) Class A Warrants to purchase an aggregate of 450,000 shares of Common Stock, and (iii) Class B Stock Warrants to purchase an aggregate of 156,250 shares of Common Stock. The Class A Warrants and the Class B Warrants are exercisable for shares of Common Stock at exercise prices of $2.40 and $2.70 per share, respectively, subject to adjustments under certain circumstances. The Notes were collateralized by liens on substantially all of the assets of the Company and were convertible into shares of Common Stock, at the option of the Company, at any time on or prior to October 16, 1997, at a conversion price equal to the average market price of the Common Stock for the ten trading days immediately preceding the date of determination.

The October 1997 Refinancing

      On October 16, 1997, the Company entered into a credit agreement with a bank providing for a $6,000,000 revolving credit facility and a $750,000 term loan facility (the "1997 Credit Facility"). The 1997 Credit Facility replaced the Company's then existing $5,500,000 credit line (the 1996 Credit Facility) and paid $750,000 of the Notes. In conjunction with the October 1997 Refinancing, the Company converted an aggregate principal amount of $750,000 of the Notes into 387,655 shares of the Company's Common Stock, based on the weighted average share price during the preceding ten trading days prior to the closing. See "Management's Discussion and Analysis -- Liquidity and Capital Resources."

Industry Overview

      The flavor, fragrance and seasoning industries sell primarily to manufacturers of consumer products. The cost of the flavor, fragrance or seasoning component of a consumer product typically represents a small portion of the total cost of the consumer product. As a result, in selling such products, the Company believes that price is a less significant factor than product performance and customer service.

      The Company believes that important changes in consumer buying habits and preferences over the past few years have had a significant impact on these industries as a whole. The Company believes that these changes have contributed to a demand for new and innovative products. The Company believes that currently there is a trend toward more natural foods in the marketplace, requiring manufacturers to produce more naturally-flavored products. Not only has this translated into a steady shift from artificial ingredients to natural ones, but it is also placing greater emphasis on achieving flavors that more effectively impart "natural" tastes in processed foods. The Company believes that a growing desire among consumers to adopt a healthier lifestyle is increasing the demand for lighter, healthier foods. This has posed new challenges for the Company to come up with ways of replacing the tastes which are lost when sugar, salt, fat, and cholesterol are reduced or eliminated from traditional food preparations.

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

      The Company believes that the trend towards natural, healthier ingredients also includes soaps, shampoos, cosmetics, detergents, and other cleaning products, air fresheners, and numerous other household items.

Products

      The Company's principal product categories include the following: natural flavors, artificial flavors, seasonings and fragrances. The five largest end-user categories for the Company's products are beverages, snack foods, confections, cosmetics and tobacco. The Company's flavor products, produced from its proprietary formulations, are sold primarily to the beverage, food and tobacco industries. Its principal flavor product lines include sweet goods, culinary, savory, dairy and tobacco flavorings and seasonings. Examples of consumer products containing the Company's flavor products include: confections, toothpaste, chewing gums, prepared foods, ice creams, animal feeds, candy, tobacco, alcoholic and non-alcoholic beverages, poultry and seafood, processed meats and snack foods.

      Areas in which the Company believes currently offer growth opportunities include the following: flavor products to enhance "natural foods"; products to restore the flavors in non-fat and low fat, sugar, salt and cholesterol foods; and flavor products able to withstand the effects of microwaving and freezing (i.e., convenience foods).

      The Company's fragrance products, produced from its proprietary formulations, are sold primarily to the personal care, cosmetic and toiletry, and household and industrial product industries. Fragrances are used by customers in the manufacture of a wide variety of consumer products, such as soaps, detergents, household cleaners, cosmetic creams, lotions and powders, after-shave lotions, deodorants, air fresheners, perfumes, colognes, aromatherapy oils and hair care products.

Research and Development

      The Company's research and development ("R&D") activities are conducted primarily at its Amityville, New York and Milford, Ohio facilities. The Company maintains R&D labs as well as applications labs, both of which it believes are necessary for the development of high quality flavor and fragrance compounds.

      The Company believes that the most fundamental challenge in creating flavor and fragrance formulations, from a technical standpoint, is to develop flavors and fragrances which are: (1) able to withstand the rigors of processing, storage, and final preparation and (2) able to maintain the integrity of the basic taste and scent characteristics for the useful life of the final product. In the case of certain products, such as perfumes, colognes and frozen foods, the potential shelf-life of the product may be a period of up to one year.

      The Company works in association with existing and potential customers in the development of a flavor or fragrance for a new consumer product. During the process, which generally takes between six and nine months, it is not unusual for the Company to present the customer with several samples from the Company's proprietary formulations. Typically, a particular flavor or fragrance formulation is created and produced for one customer.

      In the last two years, the Company has furnished over 10,000 samples to existing and potential new customers. The typical lag time between when samples are tested and when customers may place production orders historically has ranged from 6 to 18 months.

      In 1996, the Company installed a Processed Flavor Reaction Laboratory that utilizes amino acids and sugars in a water medium to produce meat, poultry and roasted flavors and aromas. The Company currently offers new and innovative products developed in the laboratory.

      During the past several years, the flavor industry has had to respond to new demands by consumers for (i) products with little or no cholesterol, fat, sugar or salt, (ii) products that withstand microwaving or freezing, and (iii) products that contain more natural ingredients. Each of these demands results in taste differences from what consumers have come to expect so that new flavor formulations are necessary to satisfy taste expectations. Consequently, the Company believes its research and development abilities are increasingly important for flavor products.

      The Company expended $1,929,000 and $1,972,000 in R&D during 1997 and 1996, respectively, and expects to expend a similar amount in 1998.

Raw Materials

      The Company utilizes a significant number of different raw materials in the preparation of its flavor, fragrance and seasoning formulations. Considerable effort is devoted to ensuring that these ingredients remain uniform and consistent over time - a critical process, since many of the raw materials are inherently unstable, and/or are derived from plants that vary naturally with seasons and crop years. Accordingly, shipments of raw materials received by the Company are tested and analyzed for compliance with set specifications.

      The Company purchases raw materials from various suppliers. For the year ended December 31, 1997, no single supplier and no single raw material accounted for more than approximately 11% and 3%, respectively, of the Company's raw material requirements. Although there can be no assurance, the Company believes that alternate sources of raw materials are available in the event of an interruption in the supply of raw materials from a single supplier.

Seasonality

      Historically, the Company's sales tend to be higher in the quarters ending June 30 and September 30 primarily due to higher consumer demand from the Company's beverage and snack food customers during those periods. There can be no assurance that the Company's seasonality will not have a material adverse affect on its operations.

Competition

      The flavor, fragrance and seasoning industries are highly fragmented with a few large companies, such as International Flavors & Fragrances Inc., Haarmann & Reimer Corporation and Firmenich, Inc., competing against many smaller ones. Certain of the Company's competitors have substantially greater financial, marketing and other resources than the Company. Recently, there have been trends towards increased industry concentration as companies vertically integrate with suppliers and expand horizontally through acquisitions. The Company believes that its competitiveness depends upon its creativity, responsiveness and reliability, as well as the diversity of its customers and products. Management expects that the Company will continue to sell to large companies that do not purchase all of their flavor and fragrance products from a single supplier and to smaller companies that the Company's large competitors do not choose to service.

Customers

      The Company's formulations are currently used in more than 1,500 products sold by more than 500 companies worldwide, approximately 50 of which are Fortune 1,000 companies. The Company cooperates with these customers in the development of specific flavors or fragrances for a particular end product. No one customer accounted for more than 10% of the Company's revenues in 1996. For the year ended December 31, 1997, one customer accounted for approximately 16% of the Company's revenues and the top ten customers accounted for approximately 42% of the Company's revenues.

Export Sales

      For the years ended December 31, 1997 and 1996, export sales were approximately 30% and 29%, respectively, of total sales. The Company's export sales are made to entities located primarily in Canada and South America. Receivables from such foreign sales at December 31, 1997 and 1996 amounted to 41% and 59%, respectively, of total accounts receivable.

Backlog

      Customers purchase the Company's products as required, and normally delivery can be made within two to four weeks thereafter. Consequently, backlog is not a significant indicator of the volume of the Company's business over an extended period of time.

Year 2000

      The Company has updated its software so that it believes its computer systems are Year 2000 compliant. However, there can be no assurances that the Company will not be adversely affected by unanticipated Year 2000 issues. The costs associated with updating its computer systems to become Year 2000 compliant were not material and were expensed in 1997.

Foreign Operations

      Approximately 4% and 5% of the Company's net sales for the years ended December 31, 1997 and 1996, respectively, were derived from sales denominated in foreign currencies. The effect of foreign currency exchange rate fluctuations on such revenues is largely offset to the extent expenses of the Company's international operations are incurred and paid for in the same currencies as those of its sales.

Governmental Regulations

      Production of many of the Company's products involves the manufacture of flavors and seasonings for foods and beverages, the handling of alcohol and the generation, storage, transportation and disposal of hazardous waste. Accordingly, the Company's operations are subject to extensive federal, state and local laws and regulations relating to such matters, and to the safety and health of the Company's employees. Although there can be no assurance, the Company believes that it currently complies in all material respects with such laws and regulations. The Company could be subject to, among other things, sanctions, penalties (including significant fines), and suspension or revocation of required licenses or permits for failure to comply with applicable governmental laws or regulations. Any of these actions could have a material adverse effect on the results of the operations of the Company in any given year, or materially effect the Company's liquidity or financial position over a longer period of time. At this time, the Company is unable to anticipate the impact, if any, that subsequent changes or new interpretations to applicable regulations may have on the Company's business, financial condition or results of operations.

Employees

      At March 24, 1998, the Company had approximately 93 full-time employees, categorized as follows: 9 management, 14 administrative, 14 marketing and sales, 28 production, 22 research and development, and 6 customer service. The Company considers its relationships with its employees to be satisfactory.

Proprietary Rights

      The Company considers its flavor, fragrance and seasonings formulas to be proprietary information and trade secrets. The Company does not, however, generally rely on patents, copyrights or trademarks to protect its proprietary rights in formulations. There can be no assurance that the Company's current protections will be adequate or that the Company's competitors will not independently develop flavors, fragrances and seasonings that are substantially equivalent or superior to the Company's flavors, frangrances and seasonings.

      A substantial portion of the Company's technology and know-how are trade secrets. The Company has a policy of requiring its employees and contractors to respect its proprietary information through written agreements. In addition, the Company has a policy of requiring prospective business partners to enter into non-disclosure agreements before any of the Company's proprietary information is revealed to them. There can be no assurance that the measures taken by the Company to protect its technology, products and other proprietary rights will adequately protect the Company against improper use of the technology, products or other proprietary rights. Further, there can be no assurance that others will not independently develop substantially equivalent proprietary information and technologies, or otherwise gain access to the Company's trade secrets.

      The Company may be required to take various forms of legal actions, from time to time, to protect its proprietary rights. Because of the rapid evolution of technology and uncertainties in intellectual property laws in the United States and internationally, there can be no assurance that the Company's current or future products or technologies will not be subject to claims of infringement. Any litigation regarding claims against the Company or claims made by the Company against others could result in significant expense to the Company, divert the efforts of its technical and management personnel and have a material adverse effect on the Company, whether or not such litigation is ultimately resolved in favor of the Company. In the event of an adverse result in any such litigation, the Company may be required to expend significant resources to develop non-infringing products or obtain licenses from third parties. There can be no assurance that the Company would be successful in such development or that any such licenses would be available on commercially reasonable terms, if at all.

Forward-Looking Statements

      Certain statements contained in this Form 10-KSB, including, without limitation, statements containing the words "believes," "anticipates," "may," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company (or industry results, performance or achievements) expressed or implied by such forward-looking statements to be substantially different from those predicted. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; competition; changes in business strategy or development plans; the development or testing of the Company's products; technological, manufacturing, quality control or other problems which could delay the sale of the Company's products; the Company's inability to obtain appropriate licenses from third parties, protect its trade secrets, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; the Company's inability to obtain sufficient financing to continue operations; and changes in demand for products of the Company's customers. Certain of these factors are discussed in more detail elsewhere in this Form 10-KSB, including, without limitation, under the captions "Management's Discussion and Analysis" and "Business."

ITEM 2-DESCRIPTION OF PROPERTY

      The Company's principal properties are its 36,000 square foot headquarters and production facility at 10 Edison Street, East in Amityville, New York, with an adjoining 12,000 square foot warehouse, and a 37,000 square foot facility in Milford, Ohio. The Company's lease concerning its principal executive offices and production facility in Amityville, New York expires in 2006 and its lease for its Ohio facility expires in 2014. The Ohio facility is leased from a partnership in which Mr. Richard Higgins, the Company's Executive Vice President, is a partner. See "Certain Relationships and Related Transactions." The Company also leases marketing, warehouse and customer service facilities in southern California, Toronto, Canada, and Chile, South America. The Company believes that its existing leases will be renegotiated as they expire or it will lease alternative properties on acceptable terms. The Company believes its present facilities are adequate for its current and anticipated operations.

ITEM 3-LEGAL PROCEEDINGS

      Except as provided below, the Company is not a party to any pending legal proceedings other than ordinary litigation incidental to its busines.

      Strategic Growth International, Inc. v. Technology Flavors & Fragrances, Inc. In February 1998, the Company's former investor relations consultant commenced an action against the Company in the Supreme Court of the State of New York, County of Nassau, seeking damages for the Company's alleged failure to perform its obligations under an agreement between the parties concerning the consultant's services to be performed. The consultant, whose services were terminated by the Company in October of 1997, is seeking damages in the amount of $124,950. The Company intends to vigorously contest the action, and believes it to be without merit. Although there can be no assurance, management is of the opinion that the resolution of this matter will not have a significant impact on the Company's financial position, results of operations or cash flows.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On June 25, 1997, the Company held its annual meeting of stockholders (the "Annual Meeting"). The proposals voted upon at the Annual Meeting and the results with respect to each proposal are set forth below:

                     Proposals Voted Upon at Annual Meeting

      1. To elect six directors to serve for a term of one year and until their respective successors are duly elected and qualified.

      2. To ratify the selection by the Company's Board of Directors of Ernst & Young L.L.P. as independent certified public accountants of the Company for the fiscal year ended December 31, 1997 and to authorize the Board of Directors to fix their remuneration.

                                                                     Abstain/Not
Proposals                                       For        Against     Voting
---------                                       ---        -------     ------
No. 1 (Election of Directors)
     Philip Rosner ......................    6,118,587      5,000      3,744
     A. Gary Frumberg ...................    6,118,587      5,000      3,744
     Richard R. Higgins .................    6,118,587      5,000      3,744
     Sydney Stein .......................    6,118,587      5,000      3,744
     Duncan Shirreff ....................    6,118,587      5,000      3,744
     Scott Cunningham ...................    6,118,587      5,000      3,744
No. 2 (Ratification of Accountants) .....    6,122,587      1,000      3,744

                                     PART II

ITEM 5-MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Toronto Stock Exchange. The Company's Common Stock has been listed on the Toronto Stock Exchange ("TSE") since March 28, 1994 (Symbol: "TFF"). The following table sets forth the reported high and low sale prices (as reported by the TSE) for the Company's Common Stock for each calendar quarter from January 1, 1996 through March 24, 1998, in Canadian dollars and translated into U.S. dollars at the exchange rates in effect on those dates.

                                       High                       Low
                                       ----                       ---
1996
   First Quarter .........  Cdn. $2.45 (U.S. $1.78)     Cdn. $1.20 (U.S. $0.88)
   Second Quarter ........  Cdn. $3.42 (U.S. $2.50)     Cdn. $2.00 (U.S. $1.47)
   Third Quarter .........  Cdn. $2.95 (U.S. $2.15)     Cdn. $2.05 (U.S. $1.49)
   Fourth Quarter ........  Cdn. $2.68 (U.S. $1.97)     Cdn. $1.50 (U.S. $1.12)

1997
   First Quarter .........  Cdn. $2.25 (U.S. $1.64)     Cdn. $1.75 (U.S. $1.29)
   Second Quarter ........  Cdn. $2.50 (U.S. $1.80)     Cdn. $1.70 (U.S. $1.23)
   Third Quarter .........  Cdn. $2.83 (U.S. $2.05)     Cdn. $2.00 (U.S. $1.45)
   Fourth Quarter ........  Cdn. $2.69 (U.S. $1.96)     Cdn. $1.70 (U.S. $1.19)

1998
   First Quarter
   (through March 24, 1998) Cdn. $2.75 (U.S. $1.90)     Cdn. $1.75 (U.S. $1.23)

      The closing price of the Common Stock on the TSE on March 24, 1998 was Cdn. $1.90 (U.S. $1.34).

      OTC Bulletin Board. Information regarding the Company's Common Stock is available through the Nasdaq OTC Bulletin Board. The Company's Common Stock (Symbol: "TFFI") was first quoted on the OTC Bulletin Board on March 12, 1996. The following table sets forth the range of high and low bid quotations for the Common Stock (as reported by the OTC Bulletin Board) for each quarter with respect to the period from March 12, 1996 through March 24, 1998.

                                                  High                  Low
                                                  ----                  ---

1996
   First Quarter (from March 12, 1996) .....  U.S. $  1.625      U.S. $ 1.125
   Second Quarter ..........................  U.S. $ 2.0625      U.S. $ 1.375
   Third Quarter ...........................  U.S. $ 2.0625      U.S. $  1.50
   Fourth Quarter ..........................  U.S. $  1.875      U.S. $1.1187

1997
   First Quarter ...........................  U.S. $  1.625      U.S. $1.1875
   Second Quarter ..........................  U.S. $ 1.6563      U.S. $ 1.125
   Third Quarter ...........................  U.S. $ 2.0938      U.S. $1.4688
   Fourth Quarter ..........................  U.S. $ 1.9688      U.S. $ 1.125

1998
   First Quarter (through March 24, 1998) ..  U.S. $  1.906      U.S. $  1.25

      The closing price of the Common Stock on the OTC Bulletin Board, as reported by Nasdaq on March 24, 1998, was U.S. $1.50.

      At March 24, 1998, the Company believes there were approximately 900 stockholders of record of the Company's Common Stock.

      To date, the Company has not paid any dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. The declaration and payment of dividends on the Common Stock is in the discretion of the Board of Directors and will depend on, among other things, the Company's operating results, financial condition, capital requirements, contractual restrictions or prohibitions and such other factors as the Board of Directors may deem relevant.

ITEM 6-MANAGEMENT'S DISCUSSION AND ANALYSIS

1997 Overview

      In 1997, the Company focused its efforts on achieving the goals identified in its strategic business plan. During the early part of the year, the Company implemented cost reductions which resulted in a net reduction in its 1997 general and administrative expenses of approximately $937,000. During the latter part of the year, the Company identified and subsequently implemented in early 1998 further cost reduction measures which the Company believes are expected to favorably affect operations in 1998.

      In 1997, the Company continued expanding its sales and marketing activities, particularly in the Fragrance Division where it hired additional sales professionals and increased its marketing efforts. Such additional expenditures in the Fragrance Division are expected to support anticipated future growth. During 1997, the Company also continued its commitment to R&D by investing approximately $1,929,000 or 8.1% of 1997 net sales in R&D. During the year, the Company introduced numerous new products to new and existing customers and is currently in the process of developing numerous other products, some of which the Company anticipates launching in 1998.

      During the fourth quarter of 1997, the Company experienced a significant decrease in net sales due principally to a weakening of the flavor industry, a reduction in shipments of a new product line to a significant customer and delays in new product launches. Such reduction in net sales had a significant unfavorable impact on the Company's results of operations for the 1997 fourth quarter which contributed to the net loss for the 1997 year. The Company believes, however, that this was a temporary downturn and that the sales trend still remains favorable based on the increase in recent new product launches and pending new product developments.

Results of Operations

The following information for the years ended December 31, 1997, 1996 and 1995 has been derived from the Company's audited consolidated financial statements and should be read in conjunction with such statements and the notes thereto included elsewhere in this Annual Report on Form 10-KSB.

                                                    Year ended December 31,
                                 ------------------------------------------------------------
                                         1997                 1996                 1995
                                 ------------------   ------------------   ------------------
                                                  (dollar amounts in thousands)
Net sales ....................   $ 23,684    100.0%   $ 21,018    100.0%   $ 15,192    100.0%


Gross profit .................      9,143     38.6       7,863     37.4       5,833     38.4
Operating expenses:
    Selling ..................      3,615     15.3       3,543     16.9       2,458     16.2
    General and administrative      2,554     10.8       3,491     16.6       2,012     13.2
    Research and development .      1,929      8.1       1,972      9.4       1,146      7.5
    Amortization expense .....        981      4.1         833      4.0         449      3.0
Income (loss) from operations          64       .3      (1,977)     9.4        (232)     1.5
Interest expense, net ........        704      3.0         558      2.7         115      0.8
Provision for income taxes ...          9       --           3       --          20      0.1
Net loss .....................       (648)     2.7      (2,538)    12.1        (367)     2.4

      Net Sales. Net sales increased 13% to $23,684,000 in 1997 from $21,018,000 in 1996 due principally to shipments of new flavor and fragrance products to new and existing customers relative to increased marketing activities and shipments of a new flavor product line to a significant customer during the first and second quarters of 1997. Net sales increased 38% to $21,018,000 in 1996 from $15,192,000 in 1995 primarily due to 1996 sales of $5,345,000 contributed by the Seafla Division, which had been acquired in December 1995. The balance of the sales increase in 1996 came principally from the Company's flavor products. By expanding Seafla's customer base to include those of TFF, sales generated from the Seafla Division in 1996 were $1,120,000 higher than in 1995.

      Gross Profit. Gross profit, as a percentage of sales, increased to 38.6 % on sales of $23,684,000 in 1997, as compared to 37.4% on sales of $21,018,000 in 1996 due to higher margins on new product launches in 1997 and higher sales volume. Gross profit, as a percentage of sales, decreased to 37.4% on sales of $21,018,000 in 1996, as compared to 38.4% on sales of $15,191,000 in 1995, principally as a result of the Seafla Division, which has operated historically at a gross profit of approximately 36%.

 Operating Expenses:

      Selling Expenses. Selling expenses increased modestly to $3,615,000 in 1997 from $3,543,000 in 1996 due principally to the additional hiring of sales professionals during the latter part of 1997. Selling expenses increased to $3,543,000 in 1996 from $2,458,000 in 1995. The increase was primarily attributable to the Seafla Acquisition, which resulted in additional selling expenses in 1996 of $731,000. The balance of the increase resulted from expansion of the Company's sales and marketing activities, including the addition of personnel and increased expenditures for sales support, and costs associated with the Company's share of certain co-operative start-up marketing and advertising costs incurred by a significant Company customer associated with a new product line which began production during the first quarter of 1997.

      General and Administrative Expenses. General and administrative expenses decreased from $3,491,000 in 1996 to $2,554,000 in 1997. The decrease was primarily attributable to the effects of the Company's 1996 cost reduction program which was fully implemented in early 1997. Such reduction principally came from reduced administrative personnel and support costs, professional and consulting fees and travel costs. General and administrative expenses increased to $3,491,000 in 1996 from $2,012,000 in 1995. The Seafla Acquisition resulted in $751,000 of the incremental costs, while the hiring of additional key management personnel and higher professional and consulting services fees, occurring principally during the second half of 1996, also contributed to such increase. In addition, during the fourth quarter of 1996, the Company incurred approximately $122,000 of costs associated with the start-up and pre-production phases of a major product development program launched by a significant Company customer which commenced production in early 1997.

      Research and Development Expenses. Research and development expenses of $1,929,000 in 1997 were consistent with the level of expenditures incurred in 1996. Research and development expenses increased to $1,972,000 in 1996 from $1,146,000 in 1995. The Seasoning Division accounted for $383,000 of the increase while the balance principally pertained to costs associated with a major product development program by a significant customer and was incurred primarily during the fourth quarter of 1996. Full production and sales by such customer from this program commenced during the first quarter of 1997.

      Amortization Expense. Amortization expense increased to $981,000 in 1997 from $833,000 in 1996 due principally to the write-off of deferred financing costs, principally legal and brokers' fees, associated with previous financing arrangements which were replaced by the October 1997 debt refinancing. Amortization expense amounted to $833,000 in 1996, an increase of $384,000 from 1995's total of $449,000. The increase was principally attributable to the Seafla Acquisition and the amortization of related deferred financing costs.

      Interest Expense, Net. Interest expense increased to $704,000 in 1997 from $558,000 in 1996 primarily due to the additional long-term debt incurred by the Company in October 1996 in connection with the $1.5 million convertible debt financing. Interest expense rose to $558,000 in 1996 from $115,000 in 1995. The increase was due primarily to debt financing for the Seafla Acquisition. See "Liquidity and Capital Resources".

      Provision for Income Taxes. Provision for income taxes represents state franchise taxes.

Liquidity And Capital Resources

      Cash used in operations amounted to $242,000 for the year ended December 31, 1997 as compared to $1,615,000 for the prior year. Working capital at December 31, 1997 increased by $978,000 to $4,998,000 as compared to $4,020,000 at December 31, 1996.

      Historically, the Company's financing needs have been met through the issuances of equity and debt. In October 1996, the Company consolidated its then existing $3,500,000 term loan (obtained in connection with the Seafla Acquisition) and its $2,000,000 revolving credit facility into a $5,500,000 revolving credit facility (the "1996 Credit Facility"). The borrowings were collateralized by liens on substantially all of the assets of the Company. In April 1997, the Company and the lender under the 1996 Credit Facility entered into a waiver and modification agreement (the "1996 Waiver") which waived compliance by the Company with certain covenants for 1996 and amended one such covenant for 1997. Additional events of default were also added to the 1996 Credit Facility. In connection with the Waiver, the Company issued the lender a warrant to purchase 100,000 shares of Common Stock, at an exercise price of $2.40 per share (subject to adjustments). The warrant contains a "put" provision which gives the bank the right to require the Company to purchase the warrant from the bank for $20,000. In addition, the Company has the right at any time prior to April 7, 1998 to "call" 50,000 of the warrants by paying the bank $20,000.

      In October 1996, the Company also consummated a financing which provided for the issuance of $1,500,000 9% Convertible Subordinated Notes due October 17, 1998 (the "Notes") and the issuance of Class A Warrants to purchase an aggregate of 450,000 shares of Common Stock at $2.40 per share (subject to adjustments) and Class B Warrants to purchase an aggregate of 156,250 shares of Common Stock at $2.70 per share (subject to adjustments). The Notes were collateralized by liens on substantially all of the assets of the Company, which liens were junior to those in favor of the Company's lender under the 1996 Credit Facility.

      On October 16, 1997, the Company entered into a credit agreement with a bank providing for a $6,000,000 revolving credit facility and a $750,000 term loan facility (the "1997 Credit Facility"). The 1997 Credit Facility replaced its then existing $5,500,000 credit line (the 1996 Credit Facility) and paid $750,000 of the Notes (the "October 1997 Refinancing"). Outstanding borrowings under the 1997 Credit Facility bear interest based on the bank's London Interbank Offering Rate ("LIBOR") plus 2 1/2% (which currently equates to approximately 1/4 of 1% below the bank's prime rate) or 1/2 of 1% above the bank's prime rate, at the Company's option. Outstanding borrowings are collateralized by substantially all of the assets of the Company and are subject to eligibility requirements relating to the Company's receivables, inventories and product formulations. In December 1997, the Company was in violation of two financial covenants in the credit agreement relating to the 1997 Credit Facility. In March 1998, the Company and the lender under the 1997 Credit Facility entered into a waiver and amendment agreement (the "1998 Amendment") which waived compliance by the Company with certain covenants for 1997 and amended certain financial covenants for 1998. In connection with the Amendment, the Company is obligated to pay the bank $75,000 on or before July 1, 1998, provided however, that in the event certain conditions are met, the amount required to be paid to the bank will be reduced to $50,000.

      Under the credit agreement relating to the 1997 Credit Facility, the Company is prohibited from incurring any indebtedness other than, among other things, existing indebtedness, subordinated debt (with the consent of the bank), and unsecured trade indebtedness in the ordinary course of business, and is restricted in its ability, among other things, to incur liens, make investments, sell assets, make acquisitions and pay dividends. The Company's inability to incur additional indebtedness when additional funds are needed may cause it to delay, scale back or eliminate some or all of its operations which could have a material adverse effect on its operations.

      In conjunction with the October 1997 Refinancing, the Company converted an aggregate principal amount of $750,000 of the Notes into 387,655 shares of the Company's Common Stock, based on the weighted average share price during the preceding ten trading days prior to the closing. As of March 24, 1998, the Company had outstanding borrowings of approximately $713,000 under its term loan facility and approximately $4,925,000 under its revolving credit facility and approximately $458,000 was available for borrowings against its borrowing base. As of March 24, 1998, the outstanding borrowings under the 1997 credit facility bore interest at the rate of approximately 8.2% per annum.

      On March 9, 1998, the Seafla Note was amended to extend the first principal installment of $177,604 from March 31, 1998 to January 1, 2000. The remaining four principal installments are payable on January 1 each year thereafter through 2004. See "Description of Business - History."

      The Company believes it has adequate capital to fund current operations for at least the next 12 months. However, the Company may be required to obtain additional financing earlier in order to continue its operations or otherwise. There can be no assurance that additional funds will be available when needed, or if available, will be on favorable terms or in the amounts required by the Company. If adequate funds are not available to the Company when needed, it may be required to delay, scale back or eliminate some or all of its marketing and development efforts or other operations, which could have a material adverse effect on the Company's business, results of operations and prospects. Future issuances of the Company's securities will cause dilution to the Company's then existing stockholders, which in certain circumstances could be substantial.

ITEM 7-FINANCIAL STATEMENTS

      The audited consolidated financial statements of the Company for the fiscal years ended December 31, 1997 and 1996 begin on page F-1 of this Annual Report on Form 10-KSB.

ITEM 8-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 9-DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Concerning the Company's Board of Directors and Executive Officers

      The following table sets forth certain information concerning the Company's directors and executive officers.

Name                        Age          Positions with the Company
----                        ---          --------------------------

Philip Rosner.............  62   President, Chairman of the Board and Director
A. Gary Frumberg..........  64   Executive Vice President and Director
Richard R. Higgins........  59   Executive Vice President and Director
Sydney Stein..............  62   Director
Duncan Shirreff...........  46   Director
Scott Cunningham..........  63   Director
Joseph A. Gemmo...........  52   Vice President, Chief Financial Officer and
                                   Assistant Secretary
Paul E. Hoffmann..........  51   Secretary and Treasurer
Ronald J. Dintemann.......  54   Vice President-Operations
Harvey Farber.............  57   Senior Vice President-Flavor Division


      The business experience of each of the persons listed above for at least the last five years is as follows:

      Philip Rosner has been the President and Chairman of the Board of the Company since its inception in 1989. He has been engaged in the flavor and fragrance industry for over 45 years. Before 1989, Mr. Rosner was the President of Globe Extracts, Inc. and, for 15 years before that, the President of Felton Worldwide, Inc., both of which produced and marketed flavors and fragrances.

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

      Duncan Shirreff has been a Director of the Company since 1994. From 1994 through February 1998, Mr. Shirreff was also the Resident Director of the Toronto Branch of the Canadian merchant banking firm of CM Oliver & Company Limited in charge of corporate finance and European capital markets. Since February 1998, Mr. Shirreff has been employed by Taurus Capital Markets Limited. From 1991 to 1994, he was an independent financial consultant to various corporations. Prior to 1991, Mr. Shirreff served as a Director of, and in senior executive positions with, Scotia McLeod, Inc., a Toronto merchant banking firm.

      Scott Cunningham has been a Director of the Company since February 1997. Since 1993, Dr. Cunningham has been President of Stonehouse Development Co., a food technology company, and since 1986 he has been a Managing Director of Interlaken Capital, Inc., a management consulting firm specializing in the food and other industries.

      Joseph A. Gemmo has been Vice President and Chief Financial Officer of the Company since August 1996 and Assistant Secretary since October 1997. From January 1994 to April 1996, Mr. Gemmo was the Chief Financial Officer of Bio-Botanica, Inc., a developer and manufacturer of herbal extracts. Prior to that, Mr. Gemmo was the Chief Financial Officer of General Aerospace Materials Corp. from 1989 to 1994.

      Paul E. Hoffmann has been the Secretary and Treasurer of the Company since 1990 and was a Director of the Company until June 1996. Before he joined the Company, Mr. Hoffmann was Vice President, Finance of Globe Extracts, Inc. for more than 8 years.

      Ronald J. Dintemann has been Vice President-Operations of the Company since May 1989 after serving as Vice President-Operations of Globe Extracts, Inc.

      Harvey Farber has been Senior Vice President-Flavor Development of the Company from October 1995 through October 1997, at which time he became Senior Vice President - Flavor Division. Before he joined the Company, he was the Vice President-Flavor Development at J. Manheimer Inc. for 12 years.

      All directors of the Company serve until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment. There are no family relationships among the directors and executive officers of the Company. See "Director Compensation" and "Executive Compensation."

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

Director Compensation

      Directors are reimbursed for reasonable expenses actually incurred in connection with attending each formal meeting of the Board of Directors or any committee thereof. In addition, each outside director of the Company is paid a $10,000 annual fee plus $500 for each formal meeting attended. For the year ended December 31, 1997, the Company's outside directors waived their annual fees.

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

      Of particular significance is the fact that the Company is organized under the laws of the State of Delaware, and therefore is subject to that State's laws and principles of corporate governance. The Company is of the opinion that its approach to corporate governance is in compliance with Delaware law and therefore is also in accordance with the fundamental principles upon which the TSE Report was based. Moreover, the Company's Board of Directors has considered the guidelines in the TSE Report and believes that the Company's approach to corporate governance is working effectively. In particular, the Board of Directors believes that many of the guidelines in the TSE Report are better suited to larger companies and companies with securities that are more widely held than those of the Company.

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

      The Company believes that three (i.e., Messrs. Stein, Shirreff and Cunningham) of its six directors are "unrelated" within the meaning of the TSE Report. While the number of unrelated directors is less than the majority suggested by the TSE Report, the Company's Board of Directors believes that the number is appropriate for the effective operations of the Company. The Board of Directors believes that the presence of the President/Chairman of the Board of Directors and the Executive Vice Presidents on the Board of Directors is key to the effective corporate governance of the Company. The knowledge that each of these directors brings to the Board of Directors and the insight that each offers into his particular area of responsibility within the Company have been instrumental in creating a Board of Directors that functions effectively.

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

      The Board of Directors has no formal policy setting out which specific matters must be brought by the President and management and the Board of Directors for approval, although there is a clear understanding between management and the Board of Directors through historical and accepted legal practice that all transactions or other matters of a material nature generally should be presented by management for approval by the Board of Directors.

      Management is available to shareholders to respond to questions and concerns on a prompt basis. The Board of Directors believes that generally the Company's communications with shareholders and others interested in the Company with respect to addressing their inquiries about the Company are responsive.

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

Compliance With Section 16(a) of the Securities Exchange Act of 1934

      The Securities and Exchange Commission (the "Commission") has comprehensive rules relating to the reporting of securities transactions by directors, officers and shareholders who beneficially own more than 10% of the Company's Common Stock (collectively, the "Reporting Persons"). These rules are complex and difficult to interpret. Based solely on a review of Section 16 reports received by the Company from Reporting Persons, the Company believes that no Reporting Person has failed to file a Section 16 report on a timely basis during the most recent fiscal year.

ITEM 10-EXECUTIVE COMPENSATION

            The following summary compensation table sets forth the aggregate compensation paid to or earned by the Company's Chairman of the Board and President and the other four most highly compensated executive officers of the Company (other than the Chairman of the Board and President) whose total annual salaries and bonuses exceeded $100,000 for the year ended December 31, 1997 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

Name and Principal Position
---------------------------                                                   Long Term
                                                                            Compensation
                                                                            -------------
                                                                                 Awards                 Payouts
                                                                Annual         Securities              All Other
                                                             Compensation      Underlying           Compensation(1)
                                                 Year           Salary        Options/SARs
                                                 ----           ------        ------------          ----------------
Philip Rosner............................        1997          $225,962            --                   $16,820
Chairman and President                           1996           235,000       100,000(2)(3)              17,216
                                                 1995           200,000            --                    16,001

A. Gary Frumberg.........................        1997           192,308            --                    17,761
Executive Vice President                         1996           199,903       100,000(2)(3)              17,010
                                                 1995           164,000            --                    12,305

Richard R. Higgins.......................        1997           158,164            --                    16,805
Executive Vice President                         1996           150,000            --                    16,757
                                                 1995             5,769            --                     1,261

Harvey Farber............................        1997           163,461        75,000(4)                 10,436
Senior Vice President-Flavor Division            1996           161,509        10,000                     8,429
                                                 1995            36,821            --                     1,850

Ronald J. Dintemann......................        1997           129,808        25,000(5)                 15,500
Vice President-Operations                        1996           134,085        75,000(2)(3)              22,580
                                                 1995            97,176            --                    10,909

-----------
(1)   Represents Company reimbursed automobile expenses of such executive.

(2) Represents options granted in 1994 under the Company's 1993 Option Plan, including options granted to Messrs. Rosner, Frumberg and Dintemann, and options granted in April 1994 to certain of the Company's directors, executive officers and employees. The Company obtained stockholder approval of the reduction in exercise price of such stock options in October 1996. See "1993 Option Plan."

(3) Represents those stock options which the Company granted to the respective executive officers in 1994. The exercise prices of such options were reduced in October 1996 pursuant to stockholder approval. See "1996 Option Plan."

(4) Includes (a) 25,000 shares of Common Stock granted to Mr. Farber as additional compensation pursuant to his amended employment agreement and
      (b) 50,000 shares of Common Stock issuable to Mr. Farber pursuant to stock options granted under the 1996 Stock Option Plan. See "Employment Agreements."

(5) Represents 25,000 shares of Common Stock issuable to Mr. Dintemann pursuant to stock options granted under the 1996 Stock Option Plan.

Option Grants in 1997

      The following table sets forth certain information concerning individual option grants during the year ended December 31, 1997 to each of the Named Executive Officers:

                              Option Grants in 1997

                                                                                                             Potential Realizable
                                                                                                              Value at Assumed
                                                                                                               Annual Rates of
                                                                                                                 Stock Price
                                                                                                               Appreciation for
                                                                                                                Option Term(1)
                                                                                                                --------------
                                                    Percentage of Total
                                                      Options Granted
                                         Options       to Employees in   Exercise Price   Expiration
Name                                     Granted         Fiscal Year       Per Share         Date             5%             10%
----                                     -------         -----------       ---------         ----             --             ---
Philip Rosner .....................          --              --                   --              --              --              --
A. Gary Frumberg ..................          --              --                   --              --              --              --
Richard R. Higgins ................          --              --                   --              --              --              --
Harvey Farber .....................      50,000            14.0%            $   1.31         2/27/07        $ 41,193        $104,390
Ronald J. Dintemann ...............      25,000             7.0%            $ 1.6875         6/25/07        $ 26,531        $ 67,235

                                   ----------

(1) The 5% and 10% assumed annual compound rates of stock price appreciation are mandated by the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future price of its Common Stock.

Aggregate Option Exercises in 1997 and 1997 Year-End Option Values

            The following table provides certain information regarding stock option ownership and exercises by the Named Executive Officers, as well as the number and assumed value of exercisable and unexercisable options held by those persons at December 31, 1997:

                               Number of                         Number of Unexercised           Value of Unexercised
                                Shares                                 Options at              In-the-Money Options at
                              Acquired on         Value            December 31, 1997             December 31, 1997($)
Name                           Exercise        Realized($)     Exercisable/Unexercisable     Exercisable/Unexercisable(1)
----                           --------        -----------     -------------------------     ----------------------------
Philip Rosner...............      --               --               75,000/25,000                  $49,500/16,500
A. Gary Frumberg............      --               --               75,000/25,000                   49,500/16,500
Richard R. Higgins..........      --               --                   --/--                           --/--
Harvey Farber...............      --               --               15,000/45,000                      750/750
Ronald J. Dintemann.........      --               --               56,250/43,750                   40,500/13,500

----------
(1) Value of exercisable "in-the-money" options is equal to the difference between the closing bid price per share of the Common Stock on the TSE at December 31, 1997 (U.S. $1.30) and the option exercise price per share multiplied by the number of shares subject to options.

Employment Agreements

      In October 1995, the Company entered into five-year employment agreements with Messrs. Rosner and Frumberg which provide such executives with annual salaries (adjustable in accordance with the Consumer Price Index) of $235,000 and $200,000, respectively. Each agreement contains, among other things, customary termination and confidentiality provisions.

      In October 1995, the Company entered into a three-year employment agreement with Mr. Farber. Pursuant to the employment agreement, Mr. Farber is entitled to receive an annual salary of $160,000. In addition, the employment agreement provides that Mr. Farber may receive an annual bonus, payable at the sole discretion of the Company. In December 1997, the employment agreement was amended to provide that Mr. Farber will receive a base salary of $176,800 per annum commencing January 1, 1998 for the balance of the term of the agreement. Pursuant to such amendment, in 1997 the Company issued to Mr. Farber 25,000 shares of Common Stock as additional compensation.

      In December 1995, the Company entered into an employment agreement with Mr. Higgins. Pursuant to the employment agreement, Mr. Higgins is entitled to receive an annual salary of $150,000 plus an amount, each year, equal to 2% of the Company's sales produced but not generated by the Seasoning Division in that year. However, Mr. Higgins' annual compensation is not to exceed the higher of Mr. Rosner's annual compensation or $200,000. Pursuant to the Seafla Acquisition, Mr. Higgins also received an aggregate of 750,000 shares of Common Stock. See "Business-History".

      In January 1996, the Company entered into a five-year employment agreement with Ronald J. Dintemann which provides an annual salary (adjustable in accordance with the Consumer Price Index) of $135,000 per annum. The agreement contains, among other things, customary termination and confidentiality provisions.

      On August 2, 1996, the Company entered into a three-year employment agreement with Joseph A. Gemmo to serve as the Company's Vice President and Chief Financial Officer effective August 19, 1996. Pursuant to such agreement, Mr. Gemmo is paid an annual salary of $115,000 and received an option to purchase 100,000 shares of the Company's Common Stock. In addition, the employment agreement provides that Mr. Gemmo may receive an annual bonus, payable at the sole discretion of the Company. On December 1, 1997, the Company's Board of Directors authorized the Company to reprice the option granted in August 1996 to purchase 100,000 shares of the Company's Common Stock from $2.0625 to $1.31, the current market price at the time of repricing, and to pay Mr. Gemmo a minimum cash bonus of $50,000 in the event the Company has a change of control.


1993 Option Plan

      In November 1993, the Company adopted the 1993 Option Plan (the "1993 Plan") pursuant to which the Company may grant options to its employees to purchase up to 500,000 shares of Common Stock. The options granted under the 1993 Plan may be exercised during the ten year period after they are granted, at an exercise price equal to the mean between the high and low selling prices of the Company's Common Stock on the TSE on the date of grant. Options granted to any person who beneficially owns ten percent (10%) or more of the Common Stock may not be exercised until after the fifth anniversary of the date of the grant and must be granted at an exercise price equal to 110% of the market price at the date of the grant.

1996 Option Plan

      In 1996, the Board adopted the 1996 Option Plan. Under the 1996 Option Plan, the maximum number of shares of Common Stock that may be subject to options may not exceed an aggregate of 1,000,000 shares. The maximum number of shares may be adjusted in certain events, such as a stock split, reorganization or recapitalization. Employees (including officers and directors who are employees) of the Company or its subsidiaries are eligible for the grant of incentive options under the 1996 Option Plan. Directors who are not employees or officers are not eligible to receive incentive options. Options may also be granted to other persons, provided that such options shall be non-qualified options. In the event of incentive options, the aggregate fair market value of the Common Stock with respect to which such options become first exercisable by the holder during any calendar year cannot exceed $100,000. This limit does not apply to non-qualified options. To the extent an option that otherwise would be an incentive option exceeds this $100,000 threshold, it will be treated as a non-qualified option.

      The Company will receive no monetary consideration for the grant of options under the 1996 Option Plan. In the case of an incentive option, the exercise price cannot be less than the fair market value (as defined in the 1996 Option Plan) of the Common Stock on the date the option is granted and, if an optionee is a stockholder who beneficially owns 10% or more of the outstanding Common Stock, the exercise price of incentive options may not be less than 110% of the fair market value of the Common Stock. The term of an option cannot exceed ten years and, in the case of an optionee who owns 10% or more of the outstanding Common Stock, cannot exceed five years.

      The 1996 Option Plan was adopted by the Board of Directors and was subsequently approved by the stockholders at the Company's special meeting of stockholders held on October 30, 1996. The 1996 Option Plan will terminate automatically and no options may be granted more than ten years after the date the 1996 Option Plan was approved by the Company's Board of Directors. The 1996 Option Plan may be terminated at any prior time by the Board of Directors. Termination of the 1996 Option Plan will not affect options that were granted prior to the termination date.

      As of March 24, 1998, options to purchase an aggregate of approximately 1,201,000 shares of the Common Stock were outstanding under the 1993 and 1996 Stock Option Plans.

Consulting Agreement

      In October 1995, the Company entered into a one-year consulting agreement with Strategic Growth International, Inc. ("SGI"), pursuant to which SGI, on behalf of the Company, agreed to (i) arrange and conduct meetings with the professional investment community and investor groups, (ii) develop and implement a comprehensive investor relations program, and (iii) provide professional staff services to assist the Company in carrying out its programs and objectives (the "Consulting Agreement"). Under the Consulting Agreement, the Company paid SGI a retainer fee of $8,000 per month plus reasonable expenses and issued to SGI warrants (the "Warrants") to purchase an aggregate of 600,000 shares of Common Stock at an initial exercise price of $0.56, the market price of the Common Stock on the TSE on the date of issuance, subject to adjustment in certain circumstances pursuant to the terms and conditions set forth in the Warrant Agreement dated as of October 25, 1995, as amended (the "Warrant Agreement").

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

      In October 1996, the Consulting Agreement expired by its terms. The Company continued to engage SGI for its services under the Consulting Agreement pursuant to its terms on a month to month basis up until October 1997 at which time the arrangement was terminated.

ITEM 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of March 24, 1998 regarding the beneficial ownership of Common Stock by (A) each person known by the Company to own beneficially more than 5% of the Common Stock, (B) each director of the Company, (C) each of the Named Executive Officers, and (D) all executive officers and directors of the Company as a group (10 persons):

                                                                         Number of Shares                 Percentage
Name                                                                   Beneficially Owned(1)          Beneficially Owned
----                                                                   ---------------------          ------------------
Philip Rosner(2)..................................................           2,258,709 (3)(4)               18.1%
A. Gary Frumberg(2)...............................................           1,147,199 (3)                  11.4%
Richard R. Higgins(2).............................................             931,500                       7.5%
Stanley Altschuler................................................             887,280 (5)                   7.1%
Richard E. Cooper.................................................             787,500 (6)                   6.3%
Scott Cunningham(2)...............................................              20,000                        *
Sydney Stein(2)...................................................             100,000 (8)                    *
Duncan Shirreff(2)................................................               1,000                        *
Ronald J. Dintemann(2)............................................             125,361 (7)                   1.0%
Harvey Farber(2)..................................................              44,732 (9)                    *
All directors and executive officers as a group (10 persons)......           5,180,794                      41.1%

-----------
*     Less than 1%
(1) Unless otherwise indicated, to the Company's knowledge the nature of the beneficial ownership for all shares of Common Stock listed above is sole voting and investment power.

(2) The business address of Messrs. Rosner and Frumberg is 10 Edison Street East, Amityville, New York 11701. The business address of Mr. Higgins is 999 Tech Drive, Milford, Ohio 45150. The business addresses of each of Messrs. Cunningham, Stein, Shirreff, Dintemann and Farber is c/o Technology Flavors & Fragrances, Inc., 10 Edison Street East, Amityville, New York 11701.

(3) Includes (a) 75,000 shares of Common Stock issuable upon the exercise of options granted on April 8, 1994 to each of Messrs. Rosner and Frumberg to purchase 100,000 shares of Common Stock and (b) 647,123 and 428,399 shares of Common Stock of Messrs. Rosner and Frumberg, respectively, held in escrow until October 26, 1998 pursuant to requirements imposed in connection with the Company's initial public offering in Canada under the Ontario Securities Act. The shares held in escrow generally may not be sold, transferred or pledged without the consent of the Ontario Securities Commission.

(4) Includes 36,438 shares of Common Stock held by Mr. Rosner's wife. Mr. Rosner disclaims beneficial ownership of the shares held by his wife.

(5) Mr. Altschuler directly owns and holds 287,280 shares of Common Stock. Because Mr. Altschuler owns 50% of the common stock of SGI, he is deemed to own the 600,000 shares of Common Stock underlying the warrants held by SGI, as such warrants are currently exercisable. Accordingly, Mr. Altschuler is deemed to beneficially own 887,280 shares of Common Stock. Mr. Altschuler has sole voting and dispositive power over the 287,280 shares of Common Stock which he directly holds. Mr. Altschuler shares dispositive power over the SGI Warrants, and, upon exercise of such warrants, would share voting power over the resulting Common Stock.

(6) Mr. Cooper directly owns and holds 187,500 shares of Common Stock. Because Mr. Cooper directly owns 50% of the common stock of SGI, he is deemed to beneficially own the 600,000 shares of Common Stock underlying warrants held by SGI, as such warrants are currently exercisable. Accordingly, Mr. Cooper is deemed to beneficially own 787,500 shares of Common Stock. Mr. Cooper has sole voting and dispositive power over the 187,500 shares of Common Stock which he directly holds. Mr. Cooper shares dispositive power over the SGI Warrants, and, upon exercise of such warrants, would share voting power over the resulting Common Stock.

(7) Includes ten-year options to purchase 56,250 shares of Common Stock granted to Mr. Dintemann on April 8, 1994 and excludes options to purchase an additional 18,750 shares that have not yet vested.

(8) Represents ten-year options to purchase 100,000 shares of Common Stock granted to Mr. Stein on April 8, 1994.

(9) Includes 15,000 shares of Common Stock issuable upon options granted to Mr. Farber.

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Principal Shareholders

      On December 6, 1995, the Company consummated the Seafla Acquisition. As consideration in such transaction, the Company paid $3,000,000 and issued a promissory note in the amount of $888,019. Of such amount, $177,604 was to be payable on January 1, 1997 and the remaining four installments were to be payable on each January 1 thereafter through 2001. In March 1997 and in March 1998, the Seafla Note was amended in order to extend the Company's obligation to pay the first principal installment of $177,604 until January 1, 2000; and the remaining four installments are due on January 1 of each year through January 2004. Outstanding amounts under the Seafla Note bear interest at a rate of 12% per annum. Under the Seafla Note, as amended in March 1998, the Company is required to pay monthly interest installments equal to $10,000 per month against all accrued and unpaid interest commencing February 15, 1998 until all accrued and unpaid interest under the Note has been fully paid. The Company funded the cash portion of the Seafla purchase price through a term loan in the amount of $3,500,000 with interest payable monthly at one and one-half percent above the bank's prime rate. Concurrently with the closing of the acquisition, the Company entered into a five-year employment agreement with Mr. Higgins, the President of Seafla, to be the President of the Company's Seasoning Division. See "Executive Compensation-Employment Agreements."

      In connection with the Seafla Acquisition, the Company assumed the lease of Seafla's 37,000 square foot facility in Milford, Ohio, with a term expiring in 2014. The owner of this leased facility is a partnership in which Mr. Higgins is a partner. The annual rental paid by the Company in respect of this facility is $192,000. In connection with the Seafla Acquisition, the Company obtained a report of an independent appraisal firm which concluded that the rental paid by the Company is at or very close to market value. See "Description of Property."

Transactions with Directors and Executive Officers

      In 1997, the Company amended certain of its contractual arrangements with Mr. Harvey Farber, the Company's Senior Vice President - Flavor Division and Mr. Joseph A. Gemmo, the Company's Chief Financial Officer. See "Executive Compensation - Employment Agreements."

      The following table sets forth certain information regarding loans made by the Company to its directors and executive officers which were outstanding as of the end of the fiscal year ended December 31, 1997 (collectively, the "Loans"). As of March 24, 1998, the aggregate indebtedness owed to the Company pursuant to the Loans was $274,513, including accrued interest thereon. The Loans are unsecured, bear interest at a rate of 8% per annum and are due in installments of principal and interest through December 31, 1999.

                       Table of Indebtedness of Directors
                        and Executive Officers of Company

                                                                     Amount                        Amount
                                                                  Outstanding                   Outstanding
                                         Involvement                 as of                         as of
Name and Principal Position               of Issuer           December 31, 1997(1)           March 24, 1998(1)
---------------------------               ---------           --------------------           -----------------
Philip Rosner......................        Lender                    $195,096                     $191,929
A. Gary Frumberg...................        Lender                      84,424                       82,584

----------
(1)   Includes accrued interest.

ITEM 13-EXHIBITS AND REPORTS ON FORM 8-K.

            (a) The exhibits listed below are filed as part of this Annual Report on Form 10-KSB.

    Exhibit                 Document
    Number                  --------
    ------
      3.1   Certificate of Incorporation and By-Laws                       (A)
      4.1   Form of Certificate Representing Share of Common Stock         (A)
      5.1   Opinion of Baer Marks & Upham LLP.
     10.1   Lease for Property in Amityville, New York.                    (A)
     10.2   1993 Employee Stock Option Plan.                               (A)
     10.3   Seafla Inc. Asset Purchase Agreement dated December 6, 1995.   (B)
     10.4   Purchase Agreement, dated as of October 17, 1996, between
            the Company and the Purchasers listed herein.                  (D)
     10.5   General Security Agreement, dated as of October 17, 1996,
            between the Company and the Purchasers listed therein.         (D)
     10.6   Class A Warrant Certificates.                                  (D)
     10.7   Class B Warrant Certificates.                                  (D)
     10.8   Letter Agreement, dated as of November 1, 1996, by and
            between the Company and the Purchasers listed therein.         (D)
     10.9   Escrow Agreement relating to shares of Messrs. Rosner
            and Frumberg.                                                  (A)
    10.10   Amendment to Amended and Restated Promissory Note.             (E)
    10.11   Recognition, Subordination & Limited Waiver Agreement,
            dated October 17, 1996, by and among the Company,
            North Fork Bank and the Purchasers under the Purchase
            Agreement dated October 17, 1996.                              (E)
    10.12   Northfork Bank Consolidated, Modified Revolving Credit
            Note, dated October 22, 1996.                                  (E)
    10.13   Waiver and Amendment, dated April 9, 1997 between North
            Fork Bank and the Company.                                     (E)
    10.14   Amendment to Consolidated, Modified Revolving Note.            (E)
    10.15   Warrant Certificate to North Fork Bank.                        (E)
    10.16   1996 Employee Stock Option Plan                                (F)
    10.17   Credit Agreement, dated as of October 16, 1997, among the
            Company and The Chase Manhattan Bank.                          (F)
    10.18   Guarantee, dated October 16, 1997, given by Technology
            Flavors & Fragrances, Inc. (Canadian Subsidiary) to
            The Chase Manhattan Bank.                                      (F)
    10.19   Intercreditor Agreement, dated as of October 16, 1997,
            among The Chase Manhattan Bank, Seafla, Inc. and the Company.  (F)
    10.20   Security Agreement dated as of October 16, 1997, between
            the Company and The Chase Manhattan Bank.                      (F)
   *10.21   Waiver and Amendment, dated March 27, 1998 between The
            Chase Manhattan Bank and the Company.
     11.1   Statement re: Computation of Per Share Earnings (not
            required pursuant to Item 601(b) of Regulation S-B)
     16.1   Letter on Change of Certified Accountants                      (B)
     16.2   Letter dated June 11, 1996 from Coopers & Lybrand, L.L.P.      (C)
     21.1   Subsidiaries of the Company.                                   (F)
     *27.   Financial Data Schedule.

(A) Incorporated by reference to the Company's Registration Statement on Form 10-SB (File No. 0-26682) filed with the Commission on August 28, 1995.

(B) Incorporated by reference to the Company's Report on Form 8-K filed with the Commission on December 20, 1995.

(C) Incorporated by reference to the Company's Report on Form 8-K, filed with the Commission on June 12, 1996.

(D) Incorporated by reference to the Company's Report on Form 8-K filed with the Commission on November 4, 1996.

(E) Incorporated by reference to the Company's Report on Form 10-KSB, As Amended (File No. 0-26682) filed with the Commission for the year ended December 31, 1996.

(F) Incorporated by reference to the Company's Report on Form SB-2 (File No. 0-26682) filed with the Commission on January 23, 1998.

* Filed herewith.

      (b) Reports on Form 8-K.

      The following reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1997: None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Technology Flavors & Fragrances, Inc.

Dated: March 30, 1998              By:            /s/ JOSEPH A. GEMMO
                                      ------------------------------------------
                                                 Joseph A. Gemmo
                                      Vice President and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                         Title                                   Date
          ---------                         -----                                   ----
     /s/ PHILIP ROSNER        Chairman of the Board, President                 March 30, 1998
---------------------------   and Director (Principal Executive
         Philip Rosner        Officer)

    /s/ A. GARY FRUMBERG      Executive Vice President and Director            March 30, 1998
---------------------------
        A. Gary Frumberg

   /s/ RICHARD R. HIGGINS     Executive Vice President and Director            March 30, 1998
---------------------------
       Richard R. Higgins

   /s/ JOSEPH A. GEMMO        Vice President and Chief Financial               March 30, 1998
---------------------------   (Principal Financial and Accounting Officer)
       Joseph A. Gemmo

  /s/ PAUL E. HOFFMANN        Treasurer and Secretary                          March 30, 1998
---------------------------
      Paul E. Hoffmann

    /s/ SYDNEY STEIN          Director                                         March 30, 1998
---------------------------
        Sydney Stein

  /s/ DUNCAN SHIRREFF         Director                                         March 30, 1998
---------------------------
      Duncan Shirreff

/s/ SCOTT M. CUNNINGHAM       Director                                         March 30, 1998
---------------------------
    Scott M. Cunningham

                          Index to Financial Statements


                                                                            Page
                                                                            ----

      Report of Independent Auditors                                        F-2

      Consolidated Balance Sheets as of December 31, 1997 and 1996          F-3

      Consolidated Statements of Operations for the Years Ended
      December 31, 1997 and 1996                                            F-4

      Consolidated Statements of Stockholders' Equity for the Years
      Ended December 31, 1997 and 1996                                      F-5

      Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1997 and 1996                                            F-6

      Notes to Consolidated Financial Statements for the Years Ended
      December 31, 1997 and 1996                                            F-8

                         Report of Independent Auditors


To the Stockholders and Board of Directors of Technology Flavors & Fragrances, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Technology Flavors & Fragrances, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Technology Flavors & Fragrances, Inc. and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                             /s/ ERNST & YOUNG LLP

Melville, New York
March 27, 1998

                      Technology Flavors & Fragrances, Inc.
                           Consolidated Balance Sheets

                                                                                                             At December 31,
                                                                                                          1997             1996
                                                                                                          ----             ----
                                     ASSETS
Current assets:
    Cash and cash equivalents ..................................................................     $    582,972     $    233,566
    Receivables (less allowance for doubtful accounts of $165,000 in 1997
         and $150,000 in 1996) (Note 3) ........................................................        2,693,081        3,529,997
    Inventories (Note 4) .......................................................................        3,740,480        4,025,586
    Prepaid expenses and other current assets ..................................................           68,440           97,617
                                                                                                     ------------     ------------
        Total current assets ...................................................................        7,084,973        7,886,766
Fixed assets, net (Note 5) .....................................................................        1,276,619        1,401,062
Intangible assets, net (Note 6) ................................................................        5,558,993        6,205,754
Other assets ...................................................................................          174,989          328,670
Notes receivable from related parties (Note 7) .................................................          279,520          281,011
                                                                                                     ------------     ------------
        Total assets ...........................................................................     $ 14,375,094     $ 16,103,263
                                                                                                     ============     ============

                                   LIABILITIES
Current liabilities:
    Accounts payable ...........................................................................     $  1,294,429     $  2,907,558
    Accrued expenses ...........................................................................          615,217          939,636
    Current portion of long-term debt (Note 8) .................................................          177,212           19,078
                                                                                                     ------------     ------------
        Total current liabilities ..............................................................        2,086,858        3,866,272
Long-term debt (Note 8) ........................................................................        6,704,294        6,840,529
Deferred rent payable ..........................................................................           34,367           22,007
                                                                                                     ------------     ------------
                                                                                                        8,825,519       10,728,808
Commitments and Contingencies (Note 10)
                              STOCKHOLDERS' EQUITY
Common stock:
    $.01 par value, authorized 20,000,000 shares, issued 12,374,623 and 11,993,406, respectively          123,746          119,934
Paid-in capital ................................................................................       10,138,161        9,409,706
Accumulated deficit ............................................................................       (4,476,048)      (3,827,890)
Unearned compensation arising from stock awards ................................................         (236,284)        (317,295)
Treasury stock at cost - 36,438 shares of common stock in 1996 .................................               --          (10,000)
                                                                                                     ------------     ------------
           Total stockholders' equity ..........................................................        5,549,575        5,374,455
                                                                                                     ------------     ------------
           Total liabilities and stockholders' equity ..........................................     $ 14,375,094     $ 16,103,263
                                                                                                     ============     ============

                             See accompanying notes.

                      Technology Flavors & Fragrances, Inc.

                      Consolidated Statements of Operations

                                                       For the years ended
                                                           December 31,
                                                 ------------------------------
                                                      1997              1996
                                                      ----              ----
Net sales ..................................     $ 23,684,307      $ 21,017,960
Cost of sales ..............................       14,541,681        13,155,260
                                                 ------------      ------------
           Gross profit ....................        9,142,626         7,862,700
                                                 ------------      ------------
Operating expenses:
    Selling ................................        3,614,635         3,543,130
    General and administrative .............        2,553,959         3,491,452
    Research and development ...............        1,928,941         1,971,770
    Amortization expense ...................          980,688           833,427
                                                 ------------      ------------
           Total operating expenses ........        9,078,223         9,839,779
                                                 ------------      ------------
Income (loss) from operations ..............           64,403        (1,977,079)
Interest expense, net ......................         (703,721)         (557,660)
                                                 ------------      ------------
Loss before provision for income taxes .....         (639,318)       (2,534,739)
Provision for income taxes .................           (8,840)           (2,874)
                                                 ------------      ------------
Net loss ...................................     $   (648,158)     $ (2,537,613)
                                                 ============      ============
Net loss per common share ..................     $       (.05)     $       (.21)
                                                 ============      ============
Weighted average shares outstanding ........       12,038,875        11,864,345
                                                 ============      ============

                             See accompanying notes.

                      Technology Flavors & Fragrances, Inc.

                 Consolidated Statements of Stockholders' Equity

                 For the years ended December 31, 1997 and 1996


                                                                                                           Unearned
                                                   Common Stock                                          Compensation
                                             -----------------------        Paid-In      (Accumulated    Arising from
                                               Shares        Amount         Capital        Deficit)      Stock Awards
                                               ------        ------         -------        --------      ------------
Balance at December 31, 1995                 12,166,706     $121,667       9,457,251     $ (1,290,277)    $(398,306)
   Shares issued in connection
     with convertible debt
     financing                                  100,000        1,000         105,063
   Shares issued to broker in
     connection with Seafla
     acquisition                                100,000        1,000         150,500
   Amortization of unearned
     compensation                                                                                            81,011
   Cancellation of treasury stock              (373,300)      (3,733)       (303,108)
   Net loss                                                                                (2,537,613)
                                             ----------   ---------      -----------      -----------     ---------
Balance at December 31, 1996                 11,993,406      119,934       9,409,706       (3,827,890)     (317,295)
   Shares issued in connection
     with convertible debt financing            387,655        3,877         670,590
   Shares issued in connection
     with exercise of warrants                    5,000           50           2,750
   Shares issued in connection with
     employment agreement                        25,000          250          24,750
   Cancellation of treasury stock               (36,438)        (365)        ( 9,635)
   Amortization of unearned
     compensation                                                                                            81,011
  Warrants issued to a bank in
     connection with obtaining
     covenant modifications                                                   20,000
  Options issued for consulting services                                      20,000
   Net loss                                                                                  (648,158)
                                             ----------   ---------      -----------      -----------     ---------
Balance at December 31, 1997                 12,374,623   $ 123,746      $10,138,161      $(4,476,048)    ($236,284)
                                             ==========   =========      ===========      ===========     =========



                                                   Treasury Stock
                                                --------------------
                                                Shares        Amount         Total
                                                ------        ------         -----
Balance at December 31, 1995                   (409,738)   $ (316,841)    $7,573,494
   Shares issued in connection
     with convertible debt
     financing                                                               106,063
   Shares issued to broker in
     connection with Seafla
     acquisition                                                             151,500
   Amortization of unearned
     compensation                                                             81,011
   Cancellation of treasury stock               373,300       306,841
   Net loss                                                               (2,537,613)
                                               ---------    ---------     ----------
Balance at December 31, 1996                    (36,438)      (10,000)     5,374,455
   Shares issued in connection
     with convertible debt financing                                         674,467
   Shares issued in connection
     with exercise of warrants                                                 2,800
   Shares issued in connection with
     employment agreement                                                     25,000
   Cancellation of treasury stock                 36,438       10,000
   Amortization of unearned
     compensation                                                             81,011
  Warrants issued to a bank in
     connection with obtaining
     covenant modifications                                                   20,000
  Options issued for consulting services                                      20,000
   Net loss                                                                 (648,158)
                                               ---------    ---------     ----------
Balance at December 31, 1997                          --    $      --     $5,549,575
                                               =========    =========     ==========


                            See accompanying notes.

                      Technology Flavors & Fragrances, Inc.

                      Consolidated Statements of Cash Flows

                                                                                                    For the years ended
                                                                                                        December 31,
                                                                                                --------------------------
                                                                                                     1997          1996
                                                                                                     ----          ----
Cash flows from operating activities:
    Net loss ................................................................................   $  (648,158)   $(2,537,613)
    Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
        Depreciation and amortization .......................................................     1,360,217      1,146,126
        Provision for bad debts .............................................................        27,709        150,664
        Deferred rent .......................................................................        12,360          9,528
        Changes in assets and liabilities:
           Accounts receivable ..............................................................       809,207     (1,026,930)
           Inventories ......................................................................       285,106       (605,332)
           Prepaid expenses and other current assets ........................................        29,177         47,670
           Other assets .....................................................................      (180,246)      (190,874)
           Accounts payable .................................................................    (1,613,129)       740,090
           Accrued expenses .................................................................      (324,419)       651,391
                                                                                                -----------    -----------
        Net cash (used in) operating activities .............................................      (242,176)    (1,615,280)
                                                                                                -----------    -----------
Cash flows from investing activities:
    Purchase of fixed assets ................................................................      (141,074)      (137,072)
    Notes receivable ........................................................................         1,491         35,763
    Decrease in cash surrender value of life insurance policy ...............................            --        307,785
    Acquisition of Seafla, Inc. .............................................................            --        (47,764)
                                                                                                -----------    -----------
        Net cash (used in) provided by investing activities .................................      (139,583)       158,712
                                                                                                -----------    -----------
Cash flows from financing activities:
    Proceeds from long-term bank debt financing .............................................     6,264,600             --
    Repayment of long-term debt .............................................................    (5,536,235)      (277,000)
    Issuance of common stock ................................................................         2,800             --
    Proceeds from convertible debt financing ................................................            --      1,500,000
                                                                                                -----------    -----------
        Net cash provided by financing activities ...........................................       731,165      1,223,000
                                                                                                -----------    -----------
Increase (decrease) in cash .................................................................       349,406       (233,568)
Cash-beginning of year ......................................................................       233,566        467,134
                                                                                                -----------    -----------
Cash-end of year ............................................................................   $   582,972    $   233,566
                                                                                                ===========    ===========
Supplemental information:
    Cash paid during the period for interest ................................................   $   636,000    $   476,000
                                                                                                ===========    ===========
    Cash paid during the period for income taxes ............................................   $     2,600    $        --
                                                                                                ===========    ===========

                             See accompanying notes.

                      Technology Flavors & Fragrances, Inc.

Supplemental disclosures of non-cash investing and financing activities:

      Equipment acquired under a capital lease obligation amounted to $33,000 in 1997.

      In December 1997, the Company issued 25,000 shares of Common Stock valued at $25,000 to an officer of the Company as additional compensation pursuant to an employment agreement.

      In April 1997, the Company issued 100,000 warrants to a bank, which were valued at $20,000, in connection with the bank's amendment of a certain financial covenant in 1997 and 1996 waivers.

      In January 1997, the Company issued 125,000 options to a consultant valued at $20,000 in connection with a consulting agreement.

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

                 For the years ended December 31, 1997 and 1996

1. Background and Description of Business

      Technology Flavors & Fragrances, Inc. (the "Company") is a manufacturer of flavor, fragrance and seasoning products used to provide or enhance flavors or fragrances in a wide variety of consumer and industrial products.

2. Summary of Significant Accounting Policies

Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Intangible Assets

      Amortization of intangible assets is provided on the straight-line method over the estimated useful lives of the assets. Annually, the Company assesses the realizability of its capitalized formulations based upon the yearly level of product utilization and forecasted sales data.

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

                      Technology Flavors & Fragrances, Inc.

                 For the years ended December 31, 1997 and 1996

2. Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation

      The financial position and results of operations of the Company's subsidiaries are measured using local currency as the functional currency. Balance sheet accounts are translated at the end of year exchange rate, and income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates between years have not been material.

Earnings Per Share

      In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the Statement 128 requirements.

Unearned Compensation

      Unearned compensation is recorded as a separate component of stockholders' equity for the fair market value of the shares at time of issuance and are charged on a straight-line basis to general and administrative expenses over the related periods.

Revenue Recognition

      The Company recognizes revenue when inventory is shipped and title legally transfers to the purchaser.

Advertising Costs

      The Company expenses advertising costs as incurred. Advertising costs were approximately $50,000 in 1997 and $175,000 in 1996.

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

Recent Accounting Pronouncements

      In 1997, the FASB issued Statements No. 130 "Reporting Comprehensive Income," and No. 131 "Disclosures About Segments of an Enterprise and Related Information." These statements are effective for fiscal years commencing after December 15, 1997. The Company will be required to comply with the provisions of these statements in its year ending December 31, 1998. The Company does not believe that the adoption of these statements will have a significant effect on its consolidated financial statements and disclosures.

Reclassifications

Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

                      Technology Flavors & Fragrances, Inc.

                 For the years ended December 31, 1997 and 1996

3. Receivables

                                                December 31,        December 31,
                                                   1997                 1996
                                                   ----                 ----

Trade ................................           $2,565,820           $3,222,157
Alcohol drawbacks ....................               47,209              154,430
Other ................................               80,052              153,410
                                                 ----------           ----------
                                                 $2,693,081           $3,529,997
                                                 ==========           ==========

      In 1997 and 1996, the allowance for doubtful accounts increased by an additional provision of $28,000 and $151,000, respectively, and was reduced by bad debt write-offs of $13,000 and $140,000, respectively. Included within trade receivables during 1997 is an amount due from a party related to an executive and principal shareholder of the Company in the amount of approximately $250,000.

4. Inventories

                                                December 31,        December 31,
                                                    1997                1996
                                                    ----                ----

Raw materials ........................           $2,763,286          $3,145,743
Finished goods .......................              977,194             879,843
                                                 ----------          ----------
                                                 $3,740,480          $4,025,586
                                                 ==========          ==========

5. Fixed Assets

                                                     December 31,   December 31,
                                                         1997          1996
                                                         ----          ----

Machinery and equipment ..........................   $ 1,673,514    $ 1,595,536
Leasehold improvements ...........................       731,036        685,596
Furniture and fixtures ...........................       635,573        584,918
                                                     -----------    -----------
                                                       3,040,123      2,866,050
Less: accumulated depreciation and amortization ..    (1,763,504)    (1,464,988)
                                                     -----------    -----------
                                                     $ 1,276,619    $ 1,401,062
                                                     ===========    ===========

      Depreciation and amortization expense relating to fixed assets for the years ended December 31, 1997 and 1996 was approximately $299,000 and $313,000, respectively.

6. Intangible Assets

                                       Amortization  December 31,  December 31,
                                           Period        1997          1996
                                           ------        ----          ----

Goodwill ...........................          15     $ 1,025,591    $ 1,025,591
Formulations .......................         5-13      6,242,959      6,242,959
Organization costs .................           5          44,640         44,640
Customer lists .....................         5-13        360,000        360,000
Non-compete covenants ..............           4         150,000        150,000
Trademarks .........................           5          39,095         39,095
                                                     -----------    -----------
                                                       7,862,285      7,862,285
Less: accumulated amortization .....                  (2,303,292)    (1,656,531)
                                                     -----------    -----------
                                                     $ 5,558,993    $ 6,205,754
                                                     ===========    ===========

                      Technology Flavors & Fragrances, Inc.

                 For the years ended December 31, 1997 and 1996

      Amortization expense relating to intangible assets for the years ended December 31, 1997 and 1996 was approximately $647,000 and $654,000, respectively.

7. Notes Receivable From Related Parties

      Notes receivable from related parties consist of amounts owed by two executives and principal shareholders of the Company. The notes bear interest at 8% per annum and are due in monthly installments of principal and interest through December 31, 1999.

8. Long-Term Debt

                                                   December 31,    December 31,
                                                      1997             1996
                                                      ----             ----

Revolving Credit Facility .......................  $5,175,134(c)   $4,375,000(a)
Term Loan Facility ..............................     712,500(c)           --
Convertible subordinated notes payable ..........          --       1,500,000(b)
Note payable to the former Seafla shareholder (d)     888,019         888,019
Capital leases ..................................     105,853          96,588
                                                   ----------      ----------
                                                    6,881,506       6,859,607
        Less: current maturities ................     177,212          19,078
                                                   ----------      ----------
                                                   $6,704,294      $6,840,529
                                                   ==========      ==========

      (a) On October 22, 1996, the Company consolidated its then existing $3,500,000 bank term loan and its $2,000,000 revolving line of credit into a $5,500,000 revolving credit line. Outstanding borrowings under that credit line were secured by substantially all of the assets of the Company. The credit line required the maintenance of specified levels of tangible net worth, working capital and limits on capital expenditures. On April 7, 1997, the bank waived certain covenant provisions for 1996 and amended a covenant provision for 1997. On April 7, 1997, in connection with the 1996 waivers and 1997 amendment, the Company issued to the bank warrants to purchase 100,000 shares of the Company's common stock at a price of $2.40 per share. The warrants expire 5 years from the date of issuance. The warrants contain a "put" provision which will give the bank the right to require that the Company purchase the warrants from the bank for $20,000.

      The bank's "put" period is for 120 days, beginning on the first anniversary of the issuance of the warrants. The warrants contain anti-dilution provisions and other benefits provided to the Convertible Subordinated Note holders (see (b) below) in their warrants. The Company has the right at any time prior to April 7, 1998 to "call" 50,000 of the warrants by paying the bank $20,000. The "call" provision may be exercised at any time up to the first anniversary of the issuance of the warrants. Should the Company exercise its "call" rights, the bank will retain its right to "put" the remaining balance of the warrants to the Company and be paid a fee of $10,000.

                      Technology Flavors & Fragrances, Inc.

                 For the years ended December 31, 1997 and 1996

      (b) On October 17, 1996, the Company consummated a $1,500,000 Convertible Subordinated Notes financing together with the issuance of stock purchase warrants (see Note 11). The Notes were secured by liens on substantially all of the assets of the Company and were convertible into shares of common stock, at the option of the Company, at any time on or prior to October 16, 1997, at a conversion price equal to the average market price for the ten trading days immediately preceding the date of determination.

      (c) On October 16, 1997, the Company entered into a credit agreement with a different bank which provided for a $6,000,000 Revolving Credit Facility and a $750,000 Term Loan Facility (the "New Facility") to replace the $5,500,000 revolving credit line described above and to refinance $750,000 of the 9% Convertible Subordinated Notes described in (b) above. The Company also exercised its option to exchange the remaining balance of the $1,500,000 Convertible Subordinated Notes for 387,655 shares of the Company's common stock in accordance with the terms of the Convertible Subordinated Notes.

      The New Facility bears interest based on the bank's London Interbank Offering Rate ("LIBOR") plus 2-1/2% (which currently equates to approximately 1/4 of 1% below the bank's prime rate) or 1/2 of 1% above the bank's prime rate, at the Company's option. Outstanding borrowings are secured by substantially all of the assets of the Company, subject to the Company's borrowing base which includes eligible receivables, inventories and product formulations. The New Facility requires the maintenance of certain financial and other covenants. In December 1997, the Company was in violation of two financial covenants in the credit agreement relating to the New Facility. In March, 1998, the Company and the lender entered into a waiver and amendment agreement (the "1998 Amendment") which waived compliance by the Company with certain covenants for 1997 and amended certain financial covenants for 1998. In connection with the Amendment, the Company is obligated to pay the bank $75,000 on or before July 1, 1998, provided, however, that in the event certain conditions are met, the amount required to be paid to the bank will be reduced to $50,000.

      (d) In connection with the acquisition of Seafla, Inc. in December 1995, the Company issued a promissory note of $888,019 payable in five annual installments of $177,604 plus accrued interest at the rate of 12% per annum, commencing January 1, 1997. In March 1997, the note was amended to delay the initial principal payment plus accrued interest for 1997 until March 31, 1998, while the accrued interest through December 31, 1996 was payable in monthly installments from April 1997 through January 1998. In March 1998, the note was again amended to further delay the initial principal payment until January 1, 2000 and to pay accrued interest payments of $10,000 per month. The remaining four principal installments shall be payable on the first day of January of each succeeding year until January 1, 2004.

9. Income Taxes

      The income tax provision for the years ended December 31, 1997 and 1996 represents current state income taxes.

                      Technology Flavors & Fragrances, Inc.

                 For the years ended December 31, 1997 and 1996

9. Income Taxes (Continued)

      A reconciliation of the income tax provision (benefit) at the statutory rate to income tax expense at the Company's annualized estimated effective tax rate for the years ended December 31, 1997 and 1996 is as follows:

                                                                     1997         1996
                                                                  ---------    ---------
Computed tax at federal statutory rate ........................   $(217,368)   $(861,811)
State and local income taxes-net of federal tax benefit .......     (25,573)     (66,917)
Non-deductible officers' life insurance premiums and travel and
entertainment expenses ........................................      14,697       16,784
Limitation on net operating loss carryforward .................     197,459      870,706
Other .........................................................      39,625       44,112
                                                                  ---------    ---------
Provision for income taxes ....................................   $   8,840    $   2,874
                                                                  =========    =========

      The components of deferred taxes as of December 31, 1997 and 1996 are as follows:

                                                      1997              1996
                                                  -----------       -----------
Deferred tax assets
   Accounts receivable .....................      $    62,700       $    57,000
   Capitalized inventory costs .............           35,263            68,537
   Depreciation ............................           13,533             3,079
   Amortization ............................           94,421            25,049
   Straight-line rent ......................           13,059             8,363
   Net operating loss carryforward .........        1,383,587         1,271,055
                                                  -----------       -----------
                                                    1,602,563         1,433,083
Valuation allowance ........................       (1,602,563)       (1,433,083)
                                                  -----------       -----------
Net deferred tax asset .....................      $        --       $        --
                                                  ===========       ===========

      The Company has net operating loss carryforwards relating to US operations of approximately $3,244,000 which expire at various dates from 2007 through 2013.

10. Commitments and Contingencies

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

      In connection with the Company's acquisition of Seafla, the Company assumed the lease of Seafla's 37,000 square foot facility in Milford, Ohio. The owner of this facility is a partnership in which Mr. Richard Higgins, the Company's Execitive Vice President, is a partner. The annual rental paid by the Company for this facility is $192,000.

                      Technology Flavors & Fragrances, Inc.

                 For the years ended December 31, 1997 and 1996

10. Commitments (Continued)

The Company has an option to purchase the manufacturing facility on or before December 6, 2000 based on the fair market value of the property determined by independent appraisers.

      Future minimum commitments under noncancelable operating leases as well as the lease on the Seafla facility, which the Company has the option to purchase at fair value, are as follows:

Year ended
December 31,
------------

1998 ............................................................    $  505,521
1999 ............................................................       437,178
2000 ............................................................       376,110
2001 ............................................................       365,189
2002 ............................................................       356,832
Thereafter ......................................................     2,763,327

      Rental expense charged to operations for the years ended December 31, 1997 and 1996 was $589,000 and $606,000, respectively, of which $192,000 was paid each year to a related party in 1997 and 1996.

Employment Contracts

      The Company is obligated under employment contracts, providing for annual compensation, expiring on various dates through December 2000. Certain contracts also call for additional compensation based on sales volumes.

      Future fixed compensation under these contracts, not including commissions based upon sales volume, as of December 31, 1997 is as follows:

Year ended
December 31,
------------

1998 ............................................................    $1,968,400
1999 ............................................................     1,611,400
2000 ............................................................       868,600

Contingencies

      The Company has been named as a defendant in a certain legal action arising out of the normal course of its operations, the final outcome of which cannot presently be determined. The Company intends to vigorously contest the action, and believes it to be without merit. Although there can be no assurance, management is of the opinion that the resolution of this matter will not have a significant impact on the Company's financial position, results of operations or cash flows.

11. Stockholders' Equity

Warrants/Stock Grants

      In December 1997, the Company issued 25,000 shares of Common Stock valued at $25,000 to an officer of the Company as additional compensation pursuant to an employment agreement.

      In April 1997, the Company issued 100,000 warrants to a bank, which were valued at $20,000, in connection with the 1996 waivers and 1997 amendment.

      In January 1997, the Company issued 125,000 options to a consultant valued at $20,000 in connection with a consulting agreement.

      In October 1996, the Company consummated a financing which provided for the issuance of $1,500,000 of Convertible Subordinated Notes (see Note 8) together with Class A Warrants, which entitle the holders to purchase an aggregate of 450,000 shares of Common Stock, and Class B Warrants to purchase an aggregate of 156,250 shares of Common Stock. The Class A and Class B Warrants, which expire in 5 years, are exercisable into shares of Common Stock at exercise prices of $2.40 per share and $2.70 per share, respectively, subject to adjustments under certain circumstances pursuant to the financing. The value received for these warrants of $6,063 was credited to paid-in capital in 1996.

                      Technology Flavors & Fragrances, Inc.

                 For the years ended December 31, 1997 and 1996

11. Stockholders' Equity (Continued)

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

      During 1995, the Company issued warrants to purchase 600,000 shares of common stock at an exercise price of U.S. $0.56 per share to a service provider, which expire in 5 years. The value ascribed to these warrants of $60,000 was amortized to expense over a one-year vesting period. Approximately $50,000 related to these warrants was expensed in 1996.

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

Stock Based Compensation Plans

      The Company continues to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its stock-based compensation plans. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                      Technology Flavors & Fragrances, Inc.

                 For the years ended December 31, 1997 and 1996

11. Stockholders' Equity (Continued)

      Pro forma information regarding net loss and net loss per share is determined as if the Company had accounted for its stock options granted subsequent to December 31, 1994, under the fair value method estimated at the date of grant using a Black-Sholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.3%; no dividend yield; volatility factor of the expected market price of the Company's Common Stock of 50%; and a weighted-average expected life of the options of 6 years at December 31, 1997 and 1996.

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                  1997                 1996
                                               -----------        -------------

Net loss as reported ...................       $  (648,158)       $  (2,537,613)
Pro forma net loss .....................          (753,087)          (2,574,512)
Net loss per share as reported .........              (.05)                (.21)
Pro forma net loss per share ...........              (.06)                (.22)

      FASB No. 123 method of accounting has not been applied to options granted prior to January 1, 1996. As a result, the pro forma compensation cost may not be representative of that to be expected in future years.

      Information as to options for shares of common stock granted as of December 31, 1997 and 1996 is as follows:

                                                        1997                      1996
                                              -------------------------  -------------------------
                                                         Weighted Avg.              Weighted Avg.
                                              Options    Exercise Price  Options    Exercise Price
                                              -------    --------------  -------    --------------
Outstanding at beginning of year .......      629,500    $       .86      552,000    $       .60
Granted ................................      691,000           1.42      120,000           1.91
Exercised ..............................           --             --           --             --
Canceled ...............................     (119,500)          1.87      (42,500)           .58
                                              -------                     -------
Outstanding at end of year .............    1,201,000           1.08      629,500            .86
                                            =========    ===========      =======    ===========

Exercisable at end of year .............      581,200                                    304,750
                                            =========                                ===========

Weighted average fair value of options
  granted during the year ..............                 $       .68                 $      1.13
                                                         ===========                 ===========

                      Technology Flavors & Fragrances, Inc.

                 For the years ended December 31, 1997 and 1996

11. Stockholders' Equity (Continued)

      The following table summarizes information on stock options outstanding at December 31, 1997:

                                                           Weighted Average
                             Options      Options     Remaining Contractual Life
Exercise Price             Outstanding  Exercisable           in Years
--------------             -----------  -----------   --------------------------

$.58-.64 ................     500,000     400,000                 4.1
1.15 ....................      10,000       5,000                 8.1
1.28 - 1.6875 ...........     691,000     176,200                 8.7
                            ---------     -------                 ---
                            1,201,000     581,200                 6.8
                            =========     =======                 ===

      At December 31, 1997, 1,510,000 shares of common stock were reserved for the future issuance of stock options.

12. Employee Savings Plan

      The Company has an employee savings plan covering all non-union employees meeting certain age and length of service requirements, pursuant to Section 401K of the Internal Revenue Code. Participants may contribute a percentage of compensation, but not in excess of the maximum allowable by law.

      The Plan provides for a voluntary matching contribution by the Company which is one half of the amount contributed by the participant up to a maximum of 3% per annum. The Company has temporarily discontinued its matching contribution since October 1997. Matching contributions amounted to $67,000 and $75,000 for the years ended December 31, 1997 and 1996, respectively. Employees vest in the employer contribution at the rate of 25% per year.

13. Other Information

Concentrations of Credit Risk

      Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily trade accounts receivable. Ongoing credit evaluation of customers' financial condition are performed and generally no collateral is required. Credit losses have typically been within management's expectations.

      At December 31, 1997 and 1996, five customers accounted for approximately 29% and 42% of the accounts receivable balance, respectively. For the year ended December 31, 1997, one customer accounted for 16% of the Company's net sales. For the year ended December 31, 1996, no one customer accounted for more than 10% of the Company's net sales.

      For the years ended December 31, 1997 and 1996, export sales were approximately 30 % and 29%, respectively, of total sales. The Company's export sales are made to entities located primarily in Canada and South America. Receivables from such foreign sales at December 31, 1997 and 1996 amounted to 41% and 59%, respectively, of total accounts receivable.

      Cash and cash equivalent balances are held primarily at one financial institution and may, at times, exceed the amount insurable. The Company believes it mitigates its risks by investing in or through major financial institutions. Recoverability of investment is dependent upon the performance of the issuer.

14. Reconciliation of Canadian and United States Generally Accepted Accounting Principles

      These financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). During 1997 and 1996, there were no material items which would be required to be recorded in order for the Company's financial statements to be in accordance with accounting principles generally accepted in Canada.