Form 10QSB
period 1998-03-31
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 1998-05-13
CIK 1000048

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                           Commission File No. 0-26682

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

                                YES |X|   NO |_|

The number of outstanding shares of the Registrant's only class of common stock as of May 1, 1998: 12,374,623

Transitional Small Business Disclosure Format (check one):

                                YES |_|   NO |X|

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                              INDEX TO FORM 10-QSB

                                 March 31, 1998

PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----
      Item 1. - Financial Statements (Unaudited)

            Consolidated Balance Sheets at March 31, 1998
            and December 31, 1997............................................. 1

            Consolidated Statements of Operations
            for the Three Months Ended March 31, 1998
            and March 31, 1997................................................ 2

            Consolidated Statements of Cash Flows
            for the Three Months Ended March 31, 1998
            and March 31, 1997................................................ 3

            Notes to Consolidated Financial Statements........................ 4

      Item 2. - Management's Discussion and Analysis.......................... 5

PART II - OTHER INFORMATION................................................... 8

SIGNATURE............................................................... ..... 9

                                     PART I

ITEM 1. - FINANCIAL STATEMENTS

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. Dollars)

                                                       AT                AT
                                                    MARCH 31,       DECEMBER 31,
                                                      1998              1997
                                                   (Unaudited)         (Note)
                                                   -----------      ------------
               ASSETS

Current assets:
  Cash and cash equivalents                       $     94,939     $    582,972
  Receivables, net                                   3,546,600        2,693,081
  Inventories                                        3,558,726        3,740,480
  Prepaid expenses and other current assets            114,387           68,440
                                                  ------------     ------------
          Total current assets                       7,314,652        7,084,973

Fixed assets, net                                    1,207,276        1,276,619
Intangible assets, net                               5,398,376        5,558,993
Other assets                                           228,966          174,989
Notes receivable from related parties                  274,909          279,520
                                                  ------------     ------------
          Total assets                            $ 14,424,179     $ 14,375,094
                                                  ============     ============

               LIABILITIES

Current liabilities:
  Accounts payable                                $  2,031,392     $  1,294,429
  Accrued expenses                                     373,621          615,217
  Current portion of long-term debt                    178,135          177,212
                                                  ------------     ------------
          Total current liabilities                  2,583,148        2,086,858

Long-term debt                                       6,558,985        6,704,294
Deferred rent payable                                   37,457           34,367
                                                  ------------     ------------
                                                     9,179,590        8,825,519
               STOCKHOLDERS' EQUITY

Common stock, $.01 par value, issued
  12,374,623 shares                                    123,746          123,746
Paid-in capital                                     10,138,161       10,138,161
Accumulated deficit                                 (4,801,286)      (4,476,048)
Unearned compensation arising from stock awards       (216,032)        (236,284)
                                                  ------------     ------------

          Total stockholders' equity                 5,244,589        5,549,575
                                                  ------------     ------------
          Total liabilities and
            stockholders' equity                  $ 14,424,179     $ 14,375,094
                                                  ============     ============

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in U.S. Dollars) (Unaudited)

                                            For the three months ended March 31,
                                            ------------------------------------
                                                   1998              1997
                                              ------------       ------------

Net sales                                     $  4,649,458       $  6,779,837
Cost of sales                                    2,822,166          4,130,357
                                              ------------       ------------
          Gross profit                           1,827,292          2,649,480
                                              ------------       ------------

Operating expenses:
   Selling                                         789,768            834,874
   General and administrative                      564,328            618,549
   Research and development                        472,561            473,506
   Amortization                                    186,847            221,986
                                              ------------       ------------
          Total operating expenses               2,013,504          2,148,915
                                              ------------       ------------

(Loss) income from operations                     (186,212)           500,565
Interest expense, net                             (136,876)          (171,042)
                                              ------------       ------------
(Loss) income before provision
   for income taxes                               (323,088)           329,523
Provision for income taxes                          (2,150)            (1,350)
                                              ------------       ------------

Net (loss) income                             $   (325,238)      $    328,173
                                              ============       ============

Net (loss) income per common share            $       (.03)      $        .03
                                              ============       ============

Weighted average shares outstanding             12,374,623         12,516,741
                                              ============       ============

                             See accompanying notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in U.S. Dollars) (Unaudited)

                                            For the three months ended March 31,
                                            ------------------------------------
                                                     1998           1997
                                                  ---------     -----------

Cash flows from operating activities:
  Net (loss) income                               $(325,238)    $   328,173
  Adjustments to reconcile net (loss) income
    to net cash (used in) provided by
    operating activities:
      Depreciation and amortization                 256,190         303,922
      Deferred rent                                   3,090           3,090
      Changes in assets and liabilities:
         Accounts receivable                       (853,519)     (1,175,112)
         Inventories                                181,754        (130,628)
         Prepaid expenses and other current assets  (45,947)        (62,981)
         Other assets                               (59,955)          1,414
         Accounts payable                           736,963         100,292
         Accrued expenses                          (241,596)       (124,103)
                                                  ---------     -----------

      Net cash used in  operating activities       (348,258)       (755,933)
                                                  ---------     -----------

Cash flows from investing activities:
  Purchase of fixed assets                             --           (58,370)
  Notes receivable                                    4,611           1,556
                                                  ---------     -----------

      Net cash provided by (used in)
        investing activities                          4,611         (56,814)
                                                  ---------     -----------

Cash flows from financing activities:
  Proceeds from long-term bank debt                 250,000         800,000
  Repayment of long-term debt                      (394,386)         (4,822)
                                                  ---------     -----------

      Net cash (used in) provided by
        financing activities                       (144,386)        795,178
                                                  ---------     -----------

Decrease in cash                                   (488,033)        (17,569)

Cash - beginning of period                          582,972         233,566
                                                  ---------     -----------

Cash - end of period                              $  94,939     $   215,997
                                                  =========     ===========

                             See accompanying notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

1. BASIS OF PRESENTATION

      Technology Flavors & Fragrances, Inc. (the "Company") develops and manufactures flavor, fragrance and seasoning products used to provide or enhance flavors or fragrances in a wide variety of consumer and industrial products.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

2. INVENTORIES

               Components of inventories are summarized as follows:

                                     March 31, 1998    December 31, 1997
                                     --------------    -----------------

               Raw Materials           $  2,607,138       $  2,763,286
               Finished Goods               951,588            977,194
                                       ------------       ------------
                                       $  3,558,726       $  3,740,480
                                       ============       ============

3. EARNINGS PER SHARE

      Net (loss) income per share is based on the weighted average number of shares of common stock outstanding after giving effect to dilutive stock options and warrants. Diluted earnings per share has not been presented as the dilutive effect is not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Three Months Ended March 31, 1998 vs. Three Months Ended March 31, 1997

      The following information for the quarters ended March 31, 1998 and 1997 has been derived from the Company's unaudited consolidated financial statements and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

                                               Three months ended March 31,
                                               ----------------------------
                                                1998                  1997
                                               ------                ------
                                               (dollar amounts in thousands)

Net sales                                $ 4,649     100.0%    $ 6,780    100.0%
Gross profit                               1,827      39.3       2,649     39.1
Operating expenses:
   Selling                                   790      17.0         835     12.3
   General and administrative                564      12.1         619      9.1
   Research and development                  472      10.2         473      7.0
   Amortization expense                      187       4.0         222      3.3
(Loss) income from operations               (186)      4.0         500      7.4
Interest expense, net                        137       2.9         171      2.5
Provision for income taxes                     2        --           1       --
Net (loss) income                           (325)      7.0         328      4.8

      Net sales. Net sales decreased 31% to $4,649,000 for the first quarter of 1998 from $6,780,000 for the first quarter of 1997 primarily due to a reduction in shipments in 1998 of a new product line to a significant customer (which product line was initially launched in January 1997) ($1,381,000 to $51,000), and to a lesser extent, a weakening of demand in the flavor industry.

      Gross profit. Gross profit, as a percentage of sales, improved modestly to 39.3% on sales of $4,649,000 for the first quarter of 1998 as compared to 39.1% on sales of $6,780,000 for the first quarter of 1997. Higher gross margin percentages from product mix during the first quarter of 1998 offset the impact of lower sales volume which normally results in a lower gross margin percentage.

      Selling expenses. Selling expenses decreased to $790,000 for the first quarter of 1998 from $835,000 for the comparable 1997 period due principally to the effects of the Company's cost containment program implemented in the latter part of 1997.

      General and administrative expenses. General and administrative expenses decreased to $564,000 for the first quarter of 1998 from $619,000 for the first quarter of 1997 primarily as a result of reductions in administrative personnel, professional and consulting services in accordance with the Company's cost containment program.

      Research and development expenses. Research and development expenses of $472,000 for the first quarter of 1998 was relatively unchanged from the $473,000 in the first quarter of 1997.

      Amortization expense. Amortization expense decreased to $187,000 for the first quarter of 1998 from $222,000 for the first quarter of 1997. Deferred charges associated with the Company's October 1996 $1.5 million convertible debt financing were expensed in 1997 in conjunction with the conversion of one-half of the principal amount of the notes into Common Stock in October 1997.

      Interest expense, net. Interest expense decreased to $137,000 for the first quarter of 1998 from $171,000 for the comparable 1997 quarter. The decrease was primarily due to the reduction in long-term debt and lower interest rates as a result of the October 1997 refinancing. See "Liquidity and Capital Resources."

      Provision for income taxes. Provision for income taxes represents state franchise taxes.

Liquidity and Capital Resources

      During the three months ended March 31, 1998, cash used in operating activities amounted to $348,000 as compared to $756,000 for the three months ended March 31, 1997. Working capital at March 31, 1998 was $4,732,000 as compared to $4,998,000 at December 31, 1997.

      Historically, the Company's financing needs have been met through the issuances of equity and debt securities. On October 16, 1997, the Company entered into a new credit agreement with a bank providing for a $6,000,000 revolving credit facility and a $750,000 term loan facility (the "1997 Credit Facility"). The 1997 Credit Facility replaced its then existing $5,500,000 credit line (the "1996 Credit Facility") and paid $750,000 of the principal amount of the Company's then outstanding 9% Convertible Subordinated Notes due October 17, 1998 (the "October 1997 Refinancing"). Outstanding borrowings under the 1997 Credit Facility bear interest based on the bank's London Interbank Offering Rate ("LIBOR") plus 2 1/2% (which currently equates to approximately 1/4 of 1% below the bank's prime rate) or 1/2 of 1% above the bank's prime rate, at the Company's option. As of March 31, 1998, the outstanding borrowings under the 1997 Credit Facility bore interest at the rate of approximately 8.2% per annum.

      Outstanding borrowings are collateralized by substantially all of the assets of the Company and are subject to eligibility requirements relating to the Company's receivables, inventories and product formulations. In December 1997, the Company was in violation of two financial covenants in the credit agreement relating to the 1997 Credit Facility. In March 1998, the Company and the lender under the 1997 Credit Facility entered into a waiver and amendment agreement (the "1998 Amendment") which waived compliance by the Company with certain covenants for 1997 and amended certain financial covenants for 1998 and beyond. In connection with the 1998 Amendment, the Company is obligated to pay the bank $75,000 on or before July 1, 1998, provided however, that in the event certain conditions are met, the amount required to be paid to the bank will be reduced to $50,000.

      On March 9, 1998, the Company's $888,019 subordinated note payable was amended to extend the first principal installment of $177,604 from March 31, 1998 to January 1, 2000. The remaining four principal installments are payable on January 1 each year thereafter through 2004. As of March 31, 1998, the Company's outstanding capital lease obligations amounted to approximately $99,000. As of March 31, 1998, the Company had outstanding borrowings of approximately $675,000, including current maturities, under its term loan facility and approximately $5,075,000 under its revolving credit facility and approximately $713,000 was available for borrowings against its borrowing base.

      Under the credit agreement relating to the 1997 Credit Facility, the Company is prohibited from incurring any indebtedness other than, among other things, existing indebtedness, subordinated debt (with the consent of the bank), and unsecured trade indebtedness in the ordinary course of business, and is restricted in its ability to, among other things, incur liens, make investments, sell assets, make acquisitions and pay dividends.

      The Company believes it has adequate capital to fund current operations for the remainder of 1998. However, the Company may be required to obtain additional financing earlier in order to continue its operations or otherwise. There can be no assurance that additional funds will be available when needed, or if available, will be on favorable terms or in the amounts required by the Company. If adequate funds are not available to the Company when needed, it may be required to delay, scale back or eliminate some or all of its marketing and development efforts or other operations, which could have a material adverse effect on the Company's business, results of operations and prospects. Future issuances of the Company's securities will cause dilution to the Company's then existing stockholders, which in certain circumstances could be substantial.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      The Company has been named as a defendant in a certain legal action arising out of the normal course of its operations, the final outcome of which cannot presently be determined. On April 3, 1998, the Company filed an Answer and Counterclaim denying the allegations in the complaint. The Company intends to vigorously contest the action, and believes it to be without merit. Although there can be no assurance, management is of the opinion that the resolution of this matter will not have a significant impact on the Company's financial position, results of operations or cash flows.

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

Dated: May 12, 1998

                            TECHNOLOGY FLAVORS & FRAGRANCES, INC.


                            By /s/ Joseph A. Gemmo
                               -------------------------------------------------
                                   Joseph A. Gemmo
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of Registrant)