Form 10QSB
period 1998-06-30
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 1998-08-14
CIK 1000048

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                           Commission File No. 0-26682

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

                          YES |X|            NO |_|

The number of outstanding shares of the Registrant's only class of common stock as of August 14, 1998 was 12,374,623

Transitional Small Business Disclosure Format (check one):

                          YES |_|            NO |X|

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                              INDEX TO FORM 10-QSB

                                  June 30, 1998

PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----
      Item 1. - Financial Statements (Unaudited)

            Consolidated Balance Sheets at June 30, 1998
            and December 31, 1997 ..........................................  1

            Consolidated Statements of Operations
            for the Three Months and Six Months Ended June 30, 1998
            and June 30, 1997 ..............................................  2

            Consolidated Statements of Cash Flows
            for the Six Months Ended June 30, 1998
            and June 30, 1997 ..............................................  3

            Notes to Consolidated Financial Statements .....................  4

      Item 2. - Management's Discussion and Analysis .......................  5

PART II - OTHER INFORMATION ................................................  8

SIGNATURE ..................................................................  9

                                     PART I

ITEM 1. - FINANCIAL STATEMENTS

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. Dollars)

                                                             AT               AT
                                                           JUNE 30,       DECEMBER 31,
                                                            1998             1997
                                                         (Unaudited)        (Note)
                                                         ------------    ------------
                     ASSETS

Current assets:
  Cash and cash equivalents                              $    407,394    $    582,972
  Receivables, net                                          3,816,107       2,693,081
  Inventories                                               3,648,193       3,740,480
  Prepaid expenses and other current assets                    86,713          68,440
                                                         ------------    ------------
           Total current assets                             7,958,407       7,084,973

Fixed assets, net                                           1,154,326       1,276,619
Intangible assets, net                                      5,237,759       5,558,993
Other assets                                                  263,842         174,989
Notes receivable from related parties                         271,165         279,520
                                                         ------------    ------------
           Total assets                                  $ 14,885,499    $ 14,375,094
                                                         ============    ============

                     LIABILITIES

Current liabilities:
  Accounts payable                                       $  2,343,281    $  1,294,429
  Accrued expenses                                            479,467         615,217
  Current portion of long-term debt                           182,210         177,212
                                                         ------------    ------------
           Total current liabilities                        3,004,958       2,086,858

Long-term debt                                              6,659,992       6,704,294
Deferred rent payable                                          40,547          34,367
                                                         ------------    ------------
                                                            9,705,497       8,825,519
                     STOCKHOLDERS' EQUITY

Common stock, $.01 par value, issued 12,374,623 shares        123,746         123,746
Paid-in capital                                            10,138,161      10,138,161
Accumulated deficit                                        (4,886,126)     (4,476,048)
Unearned compensation arising from stock awards              (195,779)       (236,284)
                                                         ------------    ------------

           Total stockholders' equity                       5,180,002       5,549,575
                                                         ------------    ------------
           Total liabilities and
              stockholders' equity                       $ 14,885,499    $ 14,375,094
                                                         ============    ============

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See Accompanying Notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in U.S. Dollars) (Unaudited)

                                       For the Three Months Ended     For the Six Months Ended
                                       --------------------------     ------------------------
                                                June 30                         June 30
                                                -------                         -------
                                          1998            1997           1998            1997
                                          ----            ----           ----            ----
Net sales                             $  5,237,692    $  7,044,867   $  9,887,150    $ 13,824,704
Cost of sales                            3,031,548       4,193,979      5,853,714       8,324,336
                                      ------------    ------------   ------------    ------------
           Gross profit                  2,206,144       2,850,888      4,033,436       5,500,368
                                      ------------    ------------   ------------    ------------
Operating expenses:
   Selling                                 817,144         881,914      1,606,912       1,716,788
   General and administrative              647,598         654,234      1,211,926       1,272,783
   Research and development                420,130         486,764        892,691         960,270
   Amortization expense                    260,058         223,619        446,905         445,605
                                      ------------    ------------   ------------    ------------
           Total operating expenses      2,144,930       2,246,531      4,158,434       4,395,446
                                      ------------    ------------   ------------    ------------
Income (loss) from operations               61,214         604,357       (124,998)      1,104,922
Interest expense, net                      144,744         187,844        281,620         358,886
                                      ------------    ------------   ------------    ------------
(Loss) income before provision
  for income taxes                         (83,530)        416,513       (406,618)        746,036
Provision for income taxes                   1,310           5,400          3,460           6,750
                                      ------------    ------------   ------------    ------------
Net (loss) income                     $    (84,840)   $    411,113   $   (410,078)   $    739,286
                                      ============    ============   ============    ============
Net (loss) income per common share    $       (.01)   $        .03   $       (.03)   $        .06
                                      ============    ============   ============    ============
Weighted average shares outstanding     12,374,623      12,579,966     12,374,623      12,548,354
                                      ============    ============   ============    ============

                             See Accompanying Notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in U.S. Dollars) (Unaudited)

                                                                   For the Six Months Ended June 30,
                                                                   ---------------------------------
                                                                         1998           1997
                                                                      -----------    -----------
Cash flows from operating activities:
   Net (loss) income                                                  $  (410,078)   $   739,286
   Adjustments to reconcile net (loss) income to net cash (used in)
     provided by operating activities:
           Depreciation and amortization                                  578,254        610,567
           Deferred rent                                                    6,180          6,180
           Changes in assets and liabilities:
              Accounts receivable                                      (1,123,026)    (1,109,181)
              Inventories                                                  92,287       (505,079)
              Prepaid expenses and other current assets                   (18,273)       (49,097)
              Other assets                                                (88,853)         1,976
              Accounts payable                                          1,048,852        302,175
              Accrued expenses                                           (210,750)      (161,827)
                                                                      -----------    -----------

           Net cash used in  operating activities                        (125,407)      (165,000)
                                                                      -----------    -----------

Cash flows from investing activities:
   Purchase of fixed assets                                               (19,222)       (41,567)
   Notes receivable                                                         8,355          4,082
                                                                      -----------    -----------

           Net cash used in investing activities                          (10,867)       (37,485)
                                                                      -----------    -----------

Cash flows from financing activities:
   Proceeds from long-term debt                                           550,000        800,000
   Repayment of long-term debt                                           (589,304)      (411,395)
                                                                      -----------    -----------

           Net cash (used in) provided by  financing activities           (39,304)       388,605
                                                                      -----------    -----------

(Decrease) increase  in cash                                             (175,578)       186,120

Cash-beginning of period                                                  582,972        233,566
                                                                      -----------    -----------

Cash-end of period                                                    $   407,394    $   419,686
                                                                      ===========    ===========

                             See Accompanying Notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

1. BASIS OF PRESENTATION

      Technology Flavors & Fragrances, Inc. (the "Company") develops and manufactures flavor, fragrance and seasoning products used to provide or enhance flavors or fragrances in a wide variety of consumer and industrial products.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

2. INVENTORIES

      Components of inventories are summarized as follows:

                                         June 30, 1998      December 31, 1997
                                         -------------      -----------------

      Raw Materials                       $2,656,787           $2,763,286
      Finished Goods                         991,406              977,194
                                          ----------           ----------
                                          $3,648,193           $3,740,480
                                          ==========           ==========

3. EARNINGS PER SHARE

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128"). FAS 128 replaced the previously reported primary and fully diluted earnings per share. Net (loss) income amounts for all periods have been presented, and where necessary, restated to conform to the FAS 128 requirements. Basic net (loss) income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share for the three and six month periods ended June 30, 1997 was calculated using the weighted average common and common equivalent shares that were outstanding during the periods. Diluted net loss per share for the three and six month periods ended June 30, 1998 was calculated using the weighted average number of shares of common stock outstanding during the periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

      The following information for the three month and six month periods ended June 30, 1998 and 1997 has been derived from the Company's unaudited consolidated financial statements and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

                                      Three months ended June 30,            Six months ended June 30,
                                  -----------------------------------    -----------------------------------
                                        1998               1997               1998                1997
                                  ----------------    ---------------    ----------------    ---------------
                                                         (dollar amounts in thousands)
Net sales                         $ 5,238    100.0%   $ 7,045   100.0%   $ 9,887    100.0%   $13,825   100.0%
Gross profit                        2,206     42.1      2,851    40.5      4,033     40.8      5,500    39.8
Operating expenses:
     Selling                          817     15.6        882    12.5      1,607     16.3      1,717    12.4
     General and administrative       648     12.4        654     9.3      1,212     12.3      1,273     9.2
     Research and development         420      8.0        487     6.9        892      9.0        960     6.9
     Amortization expense             260      4.9        224     3.2        447      4.5        445     3.2
Income (loss) from operations          61      1.2        604     8.6       (125)     1.3      1,105     8.0
Interest expense, net                 145      2.8        188     2.7        282      2.8        359     2.6
Provision for income taxes              1       --          5      --          3       --          7      --
Net (loss) income                     (85)     1.6        411     5.8       (410)     4.1        739     5.3

      Net sales. Net sales decreased 26% to $5,238,000 for the three months ended June 30, 1998 from $7,045,000 for the same period in 1997 and decreased 28% to $9,887,000 for the six months ended June 30, 1998 from $13,825,000 for the comparable six months of 1997. These decreases were primarily due to a reduction in sales in 1998 of $1,524,000 and $2,854,000 for the three months and six month periods ended June 30, 1998, respectively, as compared to the same periods in 1997, relative to a weakening in demand of a new product line by a significant customer which generated significant sales to such customer during its initial launch in January 1997, and to a lesser extent, a weakening of demand of certain seasoning and flavor products.

      Gross profit. Gross profit, as a percentage of sales, increased to 42.1% for the three months ended June 30, 1998 from 40.5% during last year's comparable quarter and increased to 40.8% for the six month period ended June 30, 1998 from 39.8% during last year's comparable six month period. Higher gross margin percentages are being generated on 1998 product shipments as compared to 1997 product shipments as a result of favorable differences in product mix which more than offset the impact of lower sales volume which normally results in a lower gross margin percentage.

      Selling expenses. Selling expenses decreased to $817,000 for the three months ended June 30, 1998 from $882,000 for the comparable 1997 period, and decreased to $1,607,000 for the six months ended June 30, 1998 from $1,717,000 for the comparable 1997 period. These decreases were due principally to lower sales commissions and freight-out costs on decreased sales.

      General and administrative expenses. General and administrative expenses decreased slightly to $648,000 for the three months ended June 30, 1998 from $654,000 for the three months ended June 30, 1997, and decreased to $1,212,000 for the six months ended June 30, 1998 from $1,273,000 for the six month period in 1997. The reduced level is a result of the Company's cost reduction program.

      Research and development expenses. Research and development expenses decreased to $420,000 for the three months ended June 30, 1998 from $487,000 for the three months ended June 30, 1997, and decreased to

$892,000 for the six months ended June 30, 1998 from $960,000 for the comparable six month period in 1997 as a result of the Company's cost reduction program implemented during the latter part of 1997.

      Amortization expense. Amortization expense increased to $260,000 for the three months ended June 30, 1998 from $224,000 for the second quarter of 1997. Amortization expense of $447,000 for the six months ended June 30, 1998 was relatively unchanged from $445,000 for the comparable six month period in 1997. The increase during the second quarter of 1998 was due principally to the amortization of deferred charges associated with the Company's revolving credit facility.

      Interest expense, net. Interest expense decreased to $145,000 for the three months ended June 30, 1998 from $188,000 for the comparable 1997 period, and decreased to $282,000 for the six months ended June 30, 1998 from $359,000 for the six months ended June 30, 1997. These decreases were primarily due to the reduction in long-term debt and lower interest rates as a result of the October 1997 refinancing. See "Liquidity and Capital Resourses."

      Provision for income taxes. Provision for income taxes represents state franchise taxes.

Liquidity and Capital Resources

      During the six months ended June 30, 1998, cash used in operating activities totalled $125,000 as compared to $165,000 for the six months ended June 30, 1997. Working capital at June 30, 1998 was $4,953,000 as compared to $4,998,000 at December 31, 1997.

      Historically, the Company's financing needs have been met through the issuances of equity and debt securities. On October 16, 1997, the Company entered into a new credit agreement with a bank providing for a $6,000,000 revolving credit facility and a $750,000 term loan facility (the "1997 Credit Facility"). The 1997 Credit Facility replaced the Company's then existing $5,500,000 credit line (the "1996 Credit Facility") and allowed the Company to pay $750,000 of the principal amount of the Company's then outstanding 9% Convertible Subordinated Notes due October 17, 1998 (the "October 1997 Refinancing"). Outstanding borrowings under the 1997 Credit Facility bear interest based on the bank's London Interbank Offering Rate ("LIBOR") plus 2 1/2% (which currently equates to approximately 1/4 of 1% below the bank's prime rate) or 1/2 of 1% above the bank's prime rate, at the Company's option. As of June 30, 1998, the outstanding borrowings under the 1997 Credit Facility bore interest at the rate of approximately 8.2% per annum.

      Outstanding borrowings are collateralized by substantially all of the assets of the Company and are subject to eligibility requirements relating to the Company's receivables, inventories and product formulations. In December 1997, the Company was in violation of certain financial covenants in the credit agreement relating to the 1997 Credit Facility. In March 1998, the Company and the lender under the 1997 Credit Facility entered into a waiver and amendment agreement (the "1998 Amendment") which waived compliance by the Company with certain covenants for 1997 and amended certain financial covenants for 1998 and beyond. In June 1998, the Company was in violation of certain financial covenants in the credit agreement relating to the 1997 Credit Facility. In August 1998, the lender waived compliance by the Company with such covenants. In connection with the 1998 Amendment, the Company paid the bank $75,000 on July 1, 1998.

      On March 9, 1998, the Company's $888,019 subordinated note payable was amended to extend the first principal installment of $177,604 from March 31, 1998 to January 1, 2000. The remaining four principal installments are payable on January 1 each year thereafter through 2004. As of June 30, 1998, the Company's outstanding capital lease obligations amounted to approximately $92,000. As of June 30, 1998, the Company had outstanding borrowings under its term loan facility of approximately $638,000, including current maturities, and approximately $5,263,000 under its revolving credit facility, and approximately $664,000 was available for borrowings against its borrowing base.

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

      The Company believes it has adequate capital to fund current operations for the remainder of 1998. However, the Company may be required to obtain additional financing earlier in order to continue its operations or otherwise. There can be no assurance that additional funds will be available when needed, or if available, will be on favorable terms or in the amounts required by the Company. If adequate funds are not available to the Company when needed, it may be required to delay, scale back or eliminate some or all of its marketing and development efforts or other operations, which could have a material adverse effect on the Company's business, results of operations and prospects. Further issuances of the Company's securities will cause dilution to the Company's then existing stockholders, which in certain circumstances could be substantial.

Year 2000

      The Company has updated its software so that it believes its computer systems are Year 2000 compliant. However, there can be no assurance that the Company will not be adversely affected by unanticipated Year 2000 issues. The costs associated with upgrading the computer systems to become Year 2000 compliant were not material and were expensed in 1997.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

      On June 29, 1998, the Company held an annual meeting of stockholders (the "Annual Meeting"). The proposals voted upon at the Annual Meeting and the results with respect to each proposal are set forth below:

                     Proposals Voted Upon at Annual Meeting

      1. To elect seven directors to serve for a term of one year and until their respective successors are duly elected and qualified.

      2. To ratify the selection by the Company's Board of Directors of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1998 and to authorize the Board of Directors to fix their remuneration.

Proposals

                                                                     Abstain/Not
                                              For          Against     Voting
                                           ---------       -------   -----------
No. 1 (Election of Directors)
   Philip Rosner .....................     5,674,597        27,001     118,700
   A. Gary Frumberg ..................     5,773,397        27,001      19,900
   Richard R. Higgins ................     5,707,886        31,001      81,411
   Sean Deson ........................     5,780,897        27,001      12,400
   Bruce S. Foerster .................     5,780,897        27,001      12,400
   Werner F. Hiller ..................     5,780,897        27,001      12,400
   Irwin D. Simon ....................     5,780,897        27,001      12,400
No.2 .................................     5,768,828             0      51,470

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

Dated: August 14, 1998

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