Form 10QSB
period 1998-09-30
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 1998-11-17
CIK 1000048

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998
                           Commission File No. 0-26682


                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.


            Delaware                                       11-3199437
---------------------------------              ---------------------------------
  (State or other Jurisdiction                 (IRS Employer Identification No.)
of Incorporation or Organization)

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

                               YES |X|      NO |_|

The number of outstanding shares of the Registrant's only class of common stock as of November 9, 1998 was 12,449,623

Transitional Small Business Disclosure Format (check one):

                               YES |_|      NO |X|

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                              INDEX TO FORM 10-QSB

                For the Quarterly Period Ended September 30, 1998



PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----
      Item 1. - Financial Statements (Unaudited)

            Consolidated Balance Sheets at September 30, 1998
            and December 31, 1997............................................. 1

            Consolidated Statements of Operations
            for the Three Months and Nine Months Ended
            September 30, 1998 and September 30, 1997......................... 2

            Consolidated Statements of Cash Flows
            for the Nine Months Ended September 30, 1998
            and September 30, 1997............................................ 3

            Notes to Consolidated Financial Statements........................ 4

      Item 2. - Management's Discussion and Analysis or Plan
                of Operation.................................................. 7

PART II - OTHER INFORMATION...................................................11

SIGNATURE.....................................................................12

                                     PART I

ITEM 1. - FINANCIAL STATEMENTS

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. Dollars)

                                                        AT              AT
                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       1998            1997
                                                   (Unaudited)        (Note)
                                                   ------------    ------------
            ASSETS

Current assets:
  Cash and cash equivalents                        $    400,703    $    576,175
  Receivables, net                                    2,557,793       2,197,586
  Inventories                                         2,914,480       3,347,439
  Prepaid expenses and other current assets              70,400          58,879
  Current assets of discontinued operations                --           904,894
                                                   ------------    ------------

      Total current assets                            5,943,376       7,084,973

Fixed assets, net                                       627,136         727,322
Intangible assets, net                                1,135,084       3,097,476
Other assets                                            386,897          38,466
Notes receivable from related parties                   267,781         279,520
Non-current assets of discontinued operations              --         3,147,337
                                                   ------------    ------------

      Total assets                                 $  8,360,274    $ 14,375,094
                                                   ============    ============

            LIABILITIES

Current liabilities:
  Accounts payable                                 $  1,583,309    $    921,997
  Accrued expenses                                      695,175         418,652
  Revolving credit facility (see Note 6)              2,012,634            --
  Current portion of long-term debt                      33,374          27,212
  Current liabilities of discontinued operations           --           718,997
                                                   ------------    ------------

      Total current liabilities                       4,324,492       2,086,858

Long-term debt                                           50,507       1,966,275
Deferred credits                                        318,637          34,367
Long-term debt of discontinued operations                  --         4,738,019
                                                   ------------    ------------
                                                      4,693,636       8,825,519

            STOCKHOLDERS' EQUITY

Common stock, $.01 par value, issued
   12,449,623 and 12,374,623 shares,
   respectively                                         124,496         123,746
Paid-in capital                                      10,160,911      10,138,161
Accumulated deficit                                  (6,618,769)     (4,476,048)
Unearned compensation arising from stock awards
   of discontinued operations                              --          (236,284)
                                                   ------------    ------------

      Total stockholders' equity                      3,666,638       5,549,575
                                                   ------------    ------------
      Total liabilities and
         stockholders' equity                      $  8,360,274    $ 14,375,094
                                                   ============    ============

Note: The balance sheet at December 31, 1997 has been restated for presentation purposes to reflect the Company's discontinued operations relating to the sale of its Seasoning Division on August 25, 1998 to Mane-Seafla, Inc., a subsidiary of Mane USA, Inc. Such balance sheet does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See Note 4 to Notes to Consolidated Financial Statements.


                             See Accompanying Notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in U.S. Dollars) (Unaudited)

                                        For the Three Months Ended      For the Nine Months Ended
                                        --------------------------      -------------------------
                                              September 30,                   September 30,
                                              -------------                   -------------

                                       1998 (Note)     1997 (Note)     1998 (Note)     1997 (Note)
                                       ------------    ------------    ------------    ------------
Net sales                              $  3,281,692    $  4,562,127    $ 10,471,529    $ 15,597,272
Cost of sales                             2,158,464       2,712,440       6,322,015       9,221,133
                                       ------------    ------------    ------------    ------------
      Gross profit                        1,123,228       1,849,687       4,149,514       6,376,139
                                       ------------    ------------    ------------    ------------
Operating expenses:
   Selling                                  822,292         748,633       2,153,498       2,153,118
   General and administrative               646,539         552,673       1,570,431       1,493,532
   Research and development                 336,233         444,533       1,085,985       1,236,454
   Amortization expense                      62,640         125,727         327,349         376,626
   Write-down of intangible assets
      and other charges                   2,034,760            --         2,034,760            --
                                       ------------    ------------    ------------    ------------
       Total operating expenses           3,902,464       1,871,566       7,172,023       5,259,730
                                       ------------    ------------    ------------    ------------

(Loss) income  from operations           (2,779,236)        (21,879)     (3,022,509)      1,116,409
Interest expense, net                        30,438          65,912          93,758         183,393
                                       ------------    ------------    ------------    ------------

(Loss) income before provision
  for income taxes                       (2,809,674)        (87,791)     (3,116,267)        933,016
Provision for income taxes                     --             1,045           1,730           4,420
                                       ------------    ------------    ------------    ------------

(Loss) income from
   continuing operations                 (2,809,674)        (88,836)     (3,117,997)        928,596

Discontinued operations:
   Gain on disposal of
      discontinued operations             1,080,157            --         1,080,157            --
   Loss from discontinued operations         (3,126)       (204,513)       (104,881)       (482,659)
                                       ------------    ------------    ------------    ------------
                                          1,077,031        (204,513)        975,276        (482,659)
                                       ------------    ------------    ------------    ------------
Net (loss) income                      $ (1,732,643)   $   (293,349)   $ (2,142,721)   $    445,937
                                       ============    ============    ============    ============

Net (loss) income per common share:
   Continuing operations               $       (.23)   $       (.01)   $       (.25)   $        .07
   Discontinued operations                      .09            (.02)            .08            (.04)
                                       ------------    ------------    ------------    ------------

Net loss (income) per share            $       (.14)   $       (.03)   $       (.17)   $        .03
                                       ============    ============    ============    ============

Weighted average shares outstanding      12,412,123      11,956,968      12,387,123      12,579,414
                                       ============    ============    ============    ============


Note: The consolidated statements of operations for the three and nine month periods ended September 30, 1998 and 1997 have been restated for presentation purposes to reflect the Company's discontinued operations relating to the sale of its Seasoning Division on August 25, 1998 to Mane-Seafla, Inc., a subsidiary of Mane USA, Inc. Such statements of operations do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See Note 4 to Notes to Consolidated Financial Statements.


                             See Accompanying Notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in U.S. Dollars) (Unaudited)



                                                              For the Nine Months Ended September 30,
                                                              ---------------------------------------
                                                                     1998 (Note)    1997 (Note)
                                                                     -----------    -----------
Cash flows from operating activities:
  Net (loss) income                                                  $(2,142,721)   $   445,937
  Adjustments to reconcile net (loss) income to net cash (used in)
    provided by operating activities:
      Net gain on sale of Seasoning Division                          (1,080,157)          --
      Depreciation and amortization                                      321,563        916,685
      Write-down of intangible assets                                  1,723,000           --
      Provision for bad debts                                            195,000           --
      Deferred rent                                                        9,270          9,270
      Loss on disposal of fixed assets                                    24,073           --
      Changes in assets and liabilities:
        Accounts receivable                                             (555,207)      (712,739)
        Inventories                                                      432,959       (279,873)
        Prepaid expenses and other current assets                        (11,521)       (42,018)
        Other assets                                                     (73,431)         1,166
        Accounts payable                                                 661,312       (498,524)
        Accrued expenses                                                 276,523        204,139)
                                                                     -----------    -----------

      Net cash used in  operating activities                            (219,337)      (364,235)
                                                                     -----------    -----------

Cash flows from investing activities:
  Proceeds from sale of Seasoning Division                             3,911,656           --
  Purchase of fixed assets                                                (6,058)       (70,152)
  Reduction of notes receivable                                           11,739          9,030
                                                                     -----------    -----------

      Net cash provided by (used in) investing activities              3,917,337        (61,122)
                                                                     -----------    -----------

Cash flows from financing activities:
  Proceeds from long-term debt                                           700,000      1,050,000
  Repayment of long-term debt                                         (4,596,972)      (715,968)
  Proceeds from issuance of common stock                                  43,500           --
  Payment for cancellation of warrants                                   (20,000)          --
                                                                     -----------    -----------

      Net cash  (used in) provided by financing activities            (3,873,472)       334,032
                                                                     -----------    -----------

Decrease in cash                                                        (175,472)       (91,325)

Cash-beginning of period                                                 576,175        233,566
                                                                     -----------    -----------

Cash-end of period                                                   $   400,703    $   142,241
                                                                     ===========    ===========

Note: The consolidated statements of cash flows for the nine month periods ended September 30, 1998 and 1997 have been restated for presentation purposes to reflect the Company's discontinued operations relating to the sale of its Seasoning Division on August 25, 1998 to Mane-Seafla, Inc., a subsidiary of Mane USA, Inc. Such statements of cash flows do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See Note 4 to Notes to Consolidated Financial Statements.


                             See Accompanying Notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)

1.    BASIS OF PRESENTATION

      Technology Flavors & Fragrances, Inc. (the "Company") develops and manufactures flavor and fragrance products used to provide or enhance flavors or fragrances in a wide variety of consumer and industrial products.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10- KSB for the year ended December 31, 1997.

      The accompanying unaudited consolidated financial statements of the Company have been restated for presentation purposes to reflect the Company's discontinued operations relating to the sale of its Seasoning Division (the "Division") on August 25, 1998 to Mane-Seafla, Inc., a subsidiary of Mane USA, Inc. (collectively, "Mane").

2.    INVENTORIES

      Components of inventories are summarized as follows:


                                        September 30, 1998   December 31, 1997
                                        ------------------   -----------------
      Raw Materials                          $2,106,255         $2,479,679
      Finished Goods                            808,225            867,760
                                             ----------         ----------
                                             $2,914,480         $3,347,439
                                             ==========         ==========

3.    EARNINGS PER SHARE

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128"). FAS 128 replaced the previously reported primary and fully diluted earnings per share. Net (loss) income amounts for all periods have been presented, and where necessary restated, to conform to the FAS 128 requirements. Basic net (loss) income per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share for the three and nine month periods ended September 30, 1998 and the three month period ended September 30, 1997 was calculated using the weighted average number of shares of common stock outstanding during the periods. Diluted net income per share for the nine month period ended September 30, 1997 was calculated using the weighted average common and common equivalent shares that were outstanding during the period. The effect of common stock equivalents for the nine month period ended September 30, 1997 was not material and, thus, diluted net income per share was not presented.

4.    DISCONTINUED OPERATIONS

      On August 25, 1998, the Company sold substantially all of the assets and certain liabilities relating to the Division, located in Milford, Ohio, to Mane, for $5.5 million in cash, less an aggregate of $1,003,454 in principal and interest assumed by Mane which was owed under a promissory note to a former director and executive officer of the Company in connection with the Company's acquisition of the Division in December 1995. Of the total purchase price paid, $275,000 is being held in escrow until August 25, 2000 to secure certain indemnification obligations of the Company. The sale of the Division is expected to allow management to focus on the Company's core flavor and fragrance operations and on increasing product sales and reducing debt. The results of operations of the Division have been accounted for as discontinued operations in the accompanying financial statements.

      The Company recognized a net gain of approximately $1,080,000 on the sale of the Division. Net losses attributable to the discontinued operations have been shown separately in the Consolidated Statement of Operations for all periods presented. Net sales of the discontinued operations were $714,999 and $1,327,462 for the three month periods ended September 30, 1998 and September 30, 1997, respectively, and $3,412,312 and $4,117,021 for the nine month periods ended September 30, 1998 and September 30, 1997, respectively.

      The assets and liabilities of the discontinued Division as of December 31, 1997 are summarized as follows:

      Current Assets                                          $   904,894
      Fixed assets, net                                           549,297
      Intangible assets, net                                    2,461,517
      Other assets                                                136,523
                                                              -----------
            Total assets                                        4,052,231
                                                              -----------
      Current liabilities                                        (718,997)
      Long-term debt                                           (4,738,019)
                                                              -----------
            Total liabilities                                  (5,457,016)
                                                              -----------
            Net liabilities                                   $(1,404,785)
                                                              ===========

5.    WRITE-DOWN OF INTANGIBLE ASSETS AND OTHER CHARGES

      Due primarily to the continued competitiveness of the flavor and fragrance industry and the relative weakness of the market for flavors in 1998 and the Company's focus on increasing product sales, management determined that certain previously acquired product formulations, which have historically been included in intangible assets, have been impaired. In accordance with the guidance provided by Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), the Company has determined that the undiscounted cash flows estimated to be generated in the future from certain purchased product formulations was less than the carrying amount of such formulations. Accordingly, the Company has recorded a write-down of such intangible assets to their estimated fair values resulting in a $1,723,000 one-time non-cash charge in the quarter ended September 30, 1998.

      Other charges include $186,000 in severance costs related to the termination of certain employees resulting from the implementation of a cost reduction program in September 1998, and $126,000 for the settlement of a litigation brought against the Company in February 1998 by Strategic Growth International, Inc., the Company's former investor relations consultant ("Strategic"). In February 1998, Strategic commenced an action against the Company in the Supreme Court of the State of New York, County of Nassau, seeking damages for the Company's alleged failure to perform its obligations under an agreement between the parties concerning Strategic's services to be performed. Strategic, whose services were terminated by the Company in October of 1997, sought damages in the amount of $124,950. On November 6, 1998, Strategic and the Company entered into a stipulation and order of settlement agreement without prejudice and without costs.

6.    REVOLVING CREDIT FACILITY

      The Company's current revolving credit facility with its lender expires March 31, 1999. The Company is in the process of obtaining a letter of intent with another lender regarding a three-year $4.0 million credit facility to refinance its existing revolving credit facility. The closing of the new credit facility would be subject to a customary lender audit review, an appraisal and final credit approval.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

      The following information for the three month and nine month periods ended September 30, 1998 and 1997 has been derived from the Company's unaudited consolidated financial statements and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. The unaudited consolidated financial statements of the Company contained in this quarterly report on Form 10-QSB have been restated for presentation purposes to reflect the Company's discontinued operations relating to the sale of the Division on August 25, 1998 to Mane.

                                        Three Months ended September 30,               Nine Months ended September  30,
                                 ---------------------------------------------   ---------------------------------------------
                                          1998                    1997                   1998                     1997
                                 ---------------------   ---------------------   ---------------------   ---------------------
                                                                 (dollar amounts in thousands)
Net sales                        $  3,282       100.0%   $  4,562       100.0%   $ 10,471       100.0%   $ 15,597       100.0%
Gross profit                        1,123        34.2       1,850        40.6       4,149        39.6       6,376        40.9
Operating expenses:
    Selling                           822        25.1         749        16.5       2,153        20.5       2,153        13.8
    General and administrative        646        19.7         553        12.1       1,570        15.0       1,494         9.6
    Research and development          336        10.2         444         9.7       1,086        10.4       1,236         7.9
    Amortization expense               63         1.9         126         2.8         327         3.1         377         2.4
    Write-down of intangible
      assets and other charges      2,035        62.0        --          --         2,035        19.4        --          --
(Loss) income from
    operations                     (2,779)       84.7         (22)         .5      (3,022)       28.8       1,116         7.2
Interest expense, net                  31          .9          66         1.5          94          .9         183         1.2
Provision for income taxes           --          --             1        --             2        --             4        --
(Loss) income from
   continuing operations           (2,810)       85.6         (89)        2.0      (3,118)       29.7         929         6.0
Discontinued operations:
    Gain on disposal of
      discontinued operations       1,080        32.8        --          --         1,080        10.3        --          --
    Loss from discontinued
      operations                       (3)       --          (204)        4.5        (105)        1.0        (483)        3.1
Net (loss) income                  (1,733)       52.8        (293)        6.4      (2,143)       20.4         446         2.9

      Net sales. Net sales decreased 28% to $3,282,000 for the three months ended September 30, 1998 from $4,562,000 for the same period in 1997 and decreased 33% to $10,471,000 for the nine months ended September 30, 1998 from $15,597,000 for the comparable nine months of 1997. These decreases were primarily due to a decrease in demand for a new product line offered by the Company by a significant customer, which new product line generated significant sales in 1997 and, to a lesser extent, a general weakening in demand for products of the flavor industry.

      Gross profit. Gross profit, as a percentage of sales, decreased to 34.2% for the three months ended September 30, 1998 from 40.6% during last year's comparable quarter and decreased to 39.6% for the nine month period ended September 30, 1998 from 40.9% from last year's comparable nine month period. The Company recorded a $280,000 charge to cost of sales during the quarter ended September 30, 1998 primarily to reduce the carrying value of product inventory that management believes is an impediment to increasing product sales. Prior to this charge, the Company's gross profit, as a percentage of sales, increased to 42.7% and 42.3% during the three month and nine month periods ended September 30, 1998, respectively. Higher gross margin percentages generated on 1998 product shipments as compared to 1997 product shipments were primarily due to favorable differences in product mix and higher margins on new products, which was offset by the impact of lower sales volume.

      Selling expenses. Selling expenses increased to $822,000 for the three months ended September 30, 1998 from $749,000 for the comparable 1997 period, and was relatively unchanged for the nine months ended September 30, 1998 at $2,153,000. Included in selling expense for the three month and nine month periods in 1998 were $150,000 of costs associated with the Company's share of certain co-operative start-up marketing and advertising costs with a customer in connection with the customer's product launches. Such costs are to be paid in three annual installments beginning in December 1998. Prior to these co-operative costs, selling expenses decreased during the 1998 periods due principally to lower sales commissions and freight-out costs on decreased sales.

      General and administrative expenses. General and administrative expenses increased to $646,000 for the three months ended September 30, 1998 from $553,000 for the three months ended September 30, 1997, and increased to $1,570,000 for the nine months ended September 30, 1998 from $1,494,000 for the nine month period in 1997. During the third quarter of 1998, the Company recorded bad debt expense of $165,000 due principally to bankruptcy proceedings relating to one customer. Prior to this charge, general and administrative expenses decreased by $72,000 and $89,000 during the three month and nine month periods ended September 30, 1998, respectively, as a result of the Company's cost reduction programs implemented during the latter part of 1997 and during September 1998.

      Research and development expenses. Research and development expenses decreased to $336,000 for the three months ended September 30, 1998 from $444,000 for the three months ended September 30, 1997, and decreased to $1,086,000 for the nine months ended September 30, 1998 from $1,236,000 for the comparable nine month period in 1997 as a result of a cost reduction program implemented by the Company in September 1998.

      Amortization expense. Amortization expense decreased to $63,000 for the three months ended September 30, 1998 from $126,000 for the three months ended September 30, 1997, and decreased to $327,000 for the nine months ended September 30, 1998 from $377,000 for the nine month period in 1997. These decreases were due principally to the amortization of deferred charges during the 1997 periods associated with the Company's $1.5 million convertible debt financing, which was terminated in 1997.

      Interest expense, net. Interest expense decreased to $31,000 for the three months ended September 30, 1998 from $66,000 for the comparable 1997 period, and decreased to $94,000 for the nine months ended September 30, 1998 from $183,000 for the nine months ended September 30, 1997. These decreases were primarily due to the reduction in long-term debt and lower interest rates as a result of the October 1997 refinancing. See "Liquidity and Capital Resources."

      Provision for income taxes. Provision for income taxes represents state franchise taxes. There is no federal income tax provision since the Company has available net operating loss carryforwards.

Liquidity and Capital Resources

      During the nine months ended September 30, 1998, cash used in operating activities totaled $219,000 as compared to $364,000 for the nine months ended September 30, 1997. Working capital at September 30, 1998 was $1,619,000 (see
Note 6 to Notes to Consolidated Financial Statements) as compared to $4,998,000 at December 31, 1997.

      Historically, the Company's financing needs have been met through the issuances of equity and debt securities. On October 16, 1997, the Company entered into a credit agreement with a bank providing for a $6,000,000 revolving credit facility and a $750,000 term loan facility (the "1997 Credit Facility"). The 1997 Credit Facility, which terminates on March 31, 1999, replaced the Company's then existing $5,500,000 credit line (the "1996 Credit Facility") and allowed the Company to pay $750,000 of the principal amount of the Company's then outstanding 9% Convertible Subordinated Notes due October 17, 1998 (the "October 1997 Refinancing"). Outstanding borrowings under the 1997 Credit Facility initially bore interest based on the bank's London Interbank Offering Rate ("LIBOR") plus 2.5%, or one-half of 1% above the bank's prime rate, at the Company's option. Effective November 3, 1998, outstanding borrowings under the new arrangement bear interest based on the bank's LIBOR plus 375 basis points, or 1% above the bank's prime rate, at the Company's option. Outstanding borrowings are collateralized by substantially all of the assets of the Company and are subject to eligibility requirements relating to the Company's receivables, inventories and product formulations.

      In December 1997, the Company was in violation of certain financial covenants under the 1997 Credit Facility. In March 1998, the Company and the lender under the 1997 Credit Facility entered into a waiver and amendment agreement (the "1998 Amendment") which waived compliance by the Company with certain covenants for 1997 and amended certain financial covenants for 1998 and beyond. In June 1998, the Company was in violation of certain financial covenants under the 1997 Credit Facility. In August 1998, the lender waived compliance by the Company with such covenants. In connection with the 1998 Amendment, the Company paid the bank $75,000 on July 1, 1998. On September 30, 1998, the lender eliminated two financial covenants and modified two other financial covenants which became effective for the period ended September 30, 1998.

      On August 25, 1998, the Company sold substantially all of the assets and certain liabilities relating to the Division to Mane for $5.5 million in cash, less an aggregate of $1,003,454 in principal and interest assumed by Mane which was owed under a promissory note to a former director and executive officer of the Company in connection with the Company's acquisition of the Division in December 1995. Of the total purchase price paid, $275,000 is being held in escrow until August 25, 2000 to secure certain indemnification obligations of the Company. The net cash proceeds from the Company's sale of the Division of approximately $4.0 million, after deducting closing costs, was used to pay down the Company's outstanding term loan balance under the 1997 Credit Facility of $637,500 and a portion of the outstanding revolving loans of such credit facility with the lender. As of September 30, 1998, approximately $2,013,000 remained outstanding under the revolving loan portion of the 1997 Credit Facility. In connection with the Company's sale of the Division, on August 25, 1998 the Company and the lender reduced the maximum borrowings available to the Company under the 1997 Credit Facility from $6,750,000 to $2,750,000. At September 30, 1998, approximately $514,000 was available for borrowings against the Company's borrowing base under the 1997 Credit Facility and the outstanding borrowings under the 1997 Credit Facility bore interest at the rate of approximately 8.2% per annum.

      Under the 1997 Credit Facility, the Company is prohibited from incurring any indebtedness other than, among other things, existing indebtedness, subordinated debt (with the consent of the bank), and unsecured trade indebtedness in the ordinary course of business, and is restricted in its ability to, among other things, incur liens, make investments, sell assets, make acquisitions and pay dividends.

      The Company believes it has adequate capital to fund current operations until March 31, 1999. The term of the 1997 Credit Facility expires on March 31, 1999, and the Company may be required to obtain additional financing in order to continue its operations or otherwise. The Company is in the process of obtaining a letter of intent with another lender regarding a three-year $4.0 million credit facility to refinance its existing revolving credit facility. The closing of the new credit facility would be subject to numerous closing conditions, including a customary lender audit review, an appraisal and final credit approval. There can be no assurance that additional funds will be available when needed, or if available, will be on favorable terms or in the amounts required by the Company. If adequate funds are not available to the Company when needed, it may be required to delay, scale back or eliminate some or all of its operations, which could have a material adverse effect on the Company's business, results of operations and prospects.

Year 2000 Compliance

      The Company utilizes data processing systems and software to conduct its general accounting and manufacturing operations. During the latter part of 1997, the Company initiated a comprehensive review and assessment of its information systems to confirm that such systems would function properly in the year 2000 and beyond. In connection with such efforts, the Company made modifications to its existing software and hardware and believes its computer systems are Year 2000 compliant. The Company is currently in the process of formally communicating with all significant customers and suppliers to determine the extent to which they are Year 2000 compliant. Such determination is expected to be completed during the first quarter of 1999. There can be no assurance that the Company will not be adversely affected by unanticipated Year 2000 issues, including the failure of a material supplier or customer to become Year 2000 compliant. The Company currently has no formal contingency plans in the event it is adversely affected by unanticipated Year 2000 issues or a material customer or supplier's failure to become Year 2000 compliant, other than to conduct business with suppliers who are Year 2000 compliant and whom the Company has identified as alternative suppliers. The costs associated with the evaluation and modification of the Company's computer systems to become Year 2000 compliant were not material and were expensed as incurred.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      In February 1998, Strategic Growth International, Inc. ("Strategic"), the Company's former investor relations consultant, commenced an action against the Company in the Supreme Court of the State of New York, County of Nassau, seeking damages for the Company's alleged failure to perform its obligations under an agreement concerning certain services to be performed . Strategic, whose services were terminated by the Company in October 1997, sought damages in the amount of $124,950. On November 6, 1998, Strategic and the Company entered into a stipulation and order of settlement without prejudice and without costs.

Item 2. Changes in Securities

      None

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      a)    Exhibits:

            The following Exhibit is hereby filed as part of this Quarterly Report on Form 10-QSB: 27.1 Financial Data Schedule

      b)    Reports on Form 8-K

            The Company filed a Form 8-K on September 9, 1998 with respect to its sale of the Division to Mane, and filed an amendment thereto on November 5, 1998 containing certain pro forma financial information relating thereto.

                                    SIGNATURE

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 16, 1998

                              TECHNOLOGY FLAVORS & FRAGRANCES, INC.


                              By /s/ Joseph A. Gemmo
                                 -----------------------------------------------
                                 Joseph A. Gemmo
                                 Vice President and Chief Financial Officer
                                 (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of Registrant)