Form 10KSB
period 1998-12-31
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 1999-03-31
CIK 1000048

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)
|x|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
      for the fiscal year ended December 31, 1998

|_| TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      for the transition period from ____ to ____

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


                              10 Edison Street East
                           Amityville, New York 11701
                    (Address of Principal Executive Offices)

                                 (516) 842-7600
                (Issuer's Telephone Number, Including Area Code)

        Securities to be registered under Section 12(b) of the Act: None

           Securities to be registered under Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of class)

      Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes |X|  No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The Issuer's revenues for the fiscal year ended December 31, 1998 were $13,888,242.

      The aggregate market value of Registrant's voting stock (Common Stock) held by non-affiliates on March 15, 1999 was approximately $5,776,280 based on the closing sale price of the Common Stock on such date of U.S.$0.655 per share, as reported by the Toronto Stock Exchange.

      The number of shares outstanding of each class of the issuer common equity as of March 15, 1999 was:

        Common Stock, $0.01 par value                 12,449,623
                    Class

      Documents Incorporated by Reference:  None

      Transitional Small Business Disclosure Format: Yes |_| No |X|

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                          Annual Report on Form 10-KSB
                                TABLE OF CONTENTS

                                                                            Page
PART 1 ....................................................................    1
      ITEM 1-DESCRIPTION OF BUSINESS ......................................    1
      ITEM 2-DESCRIPTION OF PROPERTY ......................................    6
      ITEM 3-LEGAL PROCEEDINGS ............................................    6
      ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........    6
PART II ...................................................................    7
      ITEM 5-MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ....    7
      ITEM 6-MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ....    9
      ITEM 7-FINANCIAL STATEMENTS .........................................   12
      ITEM 8-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE ..........................   12
PART III ..................................................................   13
      ITEM 9-DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
             CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
             OF THE EXCHANGE ACT ...........................................  13
      ITEM 10-EXECUTIVE COMPENSATION .......................................  17
      ITEM 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT ..............................................   21
      ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..............   22
      ITEM 13-EXHIBITS AND REPORTS ON FORM 8-K ............................   23
SIGNATURES ................................................................   25
FINANCIAL STATEMENTS ......................................................  F-1

                                          PART I

ITEM 1-DESCRIPTION OF BUSINESS

Introduction

      Technology Flavors & Fragrances, Inc. ("TFF" or the "Company") develops, manufactures and markets flavors and fragrances that are incorporated by its customers into a wide variety of consumer and institutional products including natural and artificially flavored beverages, confections, foods, tobaccos, pharmaceuticals, aromatherapy essential oils, perfumes, and health and beauty products. The Company's proprietary formulations are currently used in more than 1,200 products sold by more than 500 companies worldwide, approximately 50 of which are Fortune 1,000 companies. The Company's executive offices, manufacturing, research and development, sales and marketing, and distribution facilities are located in Amityville, New York. The Company also has sales, marketing and warehouse facilities located in Inglewood, California, Toronto, Canada and Santiago, Chile.

      Unless the context otherwise requires, (i) the term "Company" refers to Technology Flavors & Fragrances, Inc., a Delaware corporation, together with its wholly-owned subsidiaries, Technology Flavors & Fragrances, Inc. (Canada), and Technology Flavors & Fragrances Chile S.A., and (ii) all references to "dollars" refer to U.S. dollars.

History

      The Company was incorporated in New York in 1989 under the name "Aroma Globe, Inc." In May 1991, the Company changed its name to "Technology Flavors & Fragrances, Inc." when it acquired the assets and business of another company by that name. Since then, the Company has expanded its operations primarily through acquisitions of other businesses and internal growth.

      In July 1993, the Company acquired most of the assets of the Fragrance Division ("F&C Fragrance Division") of F&C International Inc. for $5,441,000 in cash. The acquisition was funded by bank debt of approximately $3,500,000 and the sale, in a private offering, of 1,080,268 shares of the Company's common stock, $0.01 par value per share (the "Common Stock") for net proceeds of $1,499,000. The F&C Fragrance Division was engaged in the business of developing, manufacturing, marketing and selling, domestically and internationally, fragrance products for personal care, cosmetic and toiletry, household, industrial and commercial products. The acquisition provided the Company with a library of over 12,000 proprietary formulations and an introduction to certain large U.S. manufacturers of household and personal care products and industrial and commercial products. The F&C Fragrance Division serviced its fragrance customers from its production facility in Brooklyn, New York, its marketing and research development facilities in Allendale, New Jersey, and two warehousing facilities located in southern California and Toronto, Canada. The Company thereafter consolidated the manufacturing, marketing and research and development activities of the F&C Fragrance Division at its Amityville, New York facilities and moved a portion of the warehousing function to an adjoining building in Amityville, New York. In November 1993, the Company reincorporated in Delaware and merged with Canamerica Corp., a private corporation owned by Mr. Philip Rosner, one of the Company's principal stockholders. Mr. Rosner was issued 200,000 shares of Common Stock in the merger.

      In March 1994, the Company completed concurrent offerings of a total of 5,000,000 shares of Common Stock, of which (i) 4,670,000 shares were sold to the public in the Canadian Provinces of Ontario and British Columbia at a price of Cdn. $2.00 per share, and (ii) 330,000 shares were sold privately in the United States for the equivalent price of U.S. $1.44 per share. In addition, the Common Stock was listed on the Toronto Stock Exchange in March 1994. The proceeds of these sales were used to pay debt incurred to acquire the assets of the F&C Fragrance Division.

      On December 6, 1995, the Company acquired substantially all of the assets and assumed the trade obligations and certain other liabilities of Seafla, Inc. ("Seafla"), a Milford, Ohio producer of savory and dairy flavors (the "Seafla Acquisition"). In consideration therefor, the Company paid Seafla $3,000,000 in cash and issued a 12% promissory note for $888,019, payable in five annual installments of $177,604 (the "Seafla Note"). The Company funded the cash portion of the Seafla purchase price through bank borrowings of $3,500,000. The Company operated Seafla's business as the Seasoning Division of the Company (the "Seasoning Division"). Products from the Seasoning Division were purchased principally by manufacturers of dairy products, snack foods and baked goods.

      On October 16, 1997, the Company entered into a credit agreement with a bank providing for a $6,000,000 revolving credit facility and a $750,000 term loan facility (the "1997 Credit Facility"). The 1997 Credit Facility replaced the Company's then existing $5,500,000 credit line and was used to pay off $750,000 of $1,500,000 of the Company's 9% Convertible Subordinated Notes due October 17, 1998 (the "Notes"), which were issued in October 1996 (such replacement and repayment collectively, the "October 1997 Refinancing"), while the remaining aggregate principal amount of $750,000 of the Notes were converted into 387,655 shares of Common Stock, based on the weighted average share price during the preceding ten trading days prior to the closing. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

      On August 25, 1998, the Company sold substantially all of the assets and certain liabilities of its Seasoning Division to Mane-Seafla, Inc. ("Mane"), a subsidiary of Mane USA, Inc., for $5.5 million in cash, less an aggregate of $1,003,454 in principal and interest assumed by the Purchaser which was owed under a promissory note to a former director and executive officer of the Company in connection with the Company's acquisition of the Seasoning Division in December 1995. Of the total purchase price paid, $275,000 is being held in escrow until August 25, 2000 to secure certain indemnification obligations of the Company (the "Escrow"). In connection with the transaction, the Company realized a net gain of approximately $1.1 million, excluding the $275,000 held in Escrow. The financial information contained in this Annual Report on Form 10-KSB for years 1998 and 1997 has been restated for presentation purposes to reflect the Company's discontinued operations relating to the sale of its Seasoning Division.

      In connection with the sale of the Seasoning Division, the net cash proceeds from the sale of approximately $4,000,000, after deducting closing costs, was used by the Company to pay down the outstanding term loan balance under the 1997 Credit Facility of $637,500, and a portion of the outstanding revolving loans of such credit facility. Accordingly, the Company and the lender reduced the maximum borrowings available to the Company under the 1997 Credit Facility from $6,750,000 to $2,750,000. The Company's 1997 Credit Facility expires on June 30, 1999. On March 9, 1999, the Company entered into a letter of intent regarding a three year $3.0 million credit facility with another lender to refinance its existing revolving credit facility. The closing of the new credit facility is subject to numerous conditions, including a customary lender audit review, an appraisal and final credit approval. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources".

Industry Overview

      The flavor and fragrance industry sells primarily to manufacturers of consumer products. The cost of the flavor or fragrance component of a consumer product typically represents a small portion of the total cost of the consumer product. As a result, in selling such products, the Company believes that price is a less significant factor than product performance and customer service.

      The Company believes that changes in consumer buying habits and preferences over the past few years have impacted on the industry as a whole. The Company believes that these changes have contributed to a demand for new and innovative products. The Company believes that currently there is a trend toward more natural foods in the marketplace, requiring manufacturers to produce more naturally-flavored products. Not only has this translated into a steady shift from artificial to natural ingredients, but it is also placing greater emphasis on achieving flavors that more effectively impart "natural" tastes in processed foods. The Company believes that a growing desire among consumers to adopt a healthier lifestyle is increasing the demand for lighter, healthier foods. This has posed new challenges for the Company to develop ways of replacing the tastes which are lost when sugar, salt, fat, and cholesterol are reduced or eliminated from traditional food preparations.

      The Company believes that another important trend in the industry is the growing consumption of processed foods. It is estimated that more than 80% of the food consumed today is in processed form, with over 1,000 natural and synthetic flavoring agents being used to produce these foods. The Company believes that as the demand for microwaveable products and prepared and frozen convenience foods continues to rise, so, too, will the need for new flavor products to counteract the adverse effects of microwaving and freezing.

      The Company believes that the trend towards natural, healthier products also includes soaps, shampoos, cosmetics, detergents, and other cleaning products, air fresheners, and numerous other household items.

Products

      The Company's principal product categories include natural flavors, artificial flavors and fragrances. The five largest end-user categories of the Company's products are beverages, baked goods, confections, cosmetics and tobacco. The Company's flavor products, produced from its proprietary formulations, are sold primarily to the beverage, food and tobacco industries. Examples of consumer products containing the Company's flavor products include confections, toothpaste, chewing gums, prepared foods, ice creams, animal feeds, candy, tobacco, alcoholic and non-alcoholic beverages, poultry, seafood and processed meats.

      Areas in which the Company believes currently offer growth opportunities include flavor products to enhance "natural foods" products to restore the flavors in non-fat and low fat, sugar, salt and cholesterol foods, and flavor products able to withstand the effects of microwaving and freezing (i.e., convenience foods).

      The Company's fragrance products, produced from its proprietary formulations, are sold primarily to the personal care, cosmetic and toiletry, and household and industrial product industries. Fragrances are used by customers in the manufacture of a wide variety of consumer products such as soaps, detergents, household cleaners, cosmetic creams, lotions and powders, after-shave lotions, deodorants, air fresheners, perfumes, colognes, aromatherapy oils and hair care products.

Marketing and Distribution

      The Company's distribution strategy principally involves the utilization of Company sales and marketing personnel strategically located in regions in the U.S., Canada and South America, and to a lesser extent, independent sales brokers. Typically, Company research and development personnel accompany sales personnel in making sales presentations to new and existing customers. The Company believes that this strategy has worked effectively to promote the Company's new products.

Research and Development

      The Company's research and development ("R&D") activities are conducted principally at its Amityville, New York facilities. The Company maintains R&D labs as well as applications labs, both of which it believes are necessary for the development of high quality flavor and fragrance compounds. In 1996, the Company installed a Processed Flavor Laboratory that utilizes amino acids and sugars in a water medium to produce meat, poultry and roasted flavors and aromas. The Company currently offers new and innovative products developed in this laboratory.

      The Company believes that one of the most fundamental challenges in creating flavor and fragrance formulations, from a technical standpoint, is the development of flavors and fragrances which are able to (i) withstand the rigors of processing, storage, and final preparation, and (ii) maintain the integrity of the basic taste and scent characteristics for the useful life of the final product. In the case of certain products, such as perfumes, colognes and frozen foods, the potential shelf-life of the product may be a period of up to one year.

      The Company works in association with existing and potential customers to develop a flavor or fragrance for a new consumer product. During this process, which generally lasts between 6 and 12 months, the Company typically presents the customer with several samples from the Company's proprietary formulations. Generally, a particular flavor or fragrance formulation is created and produced for one customer.

      In the last two years, the Company has furnished over 10,000 samples to existing and potential customers. The typical lag time between initial sample tests and when customers place production orders has historically ranged from 6 to 18 months.

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

      The Company spent $1,396,000 and $1,604,000 in R&D on continuing operations during 1998 and 1997, respectively, and expects to spend approximately the same amount in 1999 as it did in 1998.

Raw Materials

      The Company utilizes a significant number of different raw materials in the preparation of its flavor and fragrance formulations. Considerable effort is devoted to ensuring that these ingredients remain uniform and consistent over time n a critical process since many of the raw materials used by the Company are inherently unstable and/or are derived from plants that vary naturally with seasons and crop years. Accordingly, shipments of raw materials received by the Company are routinely tested and analyzed for compliance with specifications set by the Company.

      The Company purchases raw materials from numerous suppliers. For the year ended December 31, 1998, no single supplier supplied the Company with more than approximately 16% of the Company's raw material requirements. Although there can be no assurance, the Company believes that alternate sources of raw materials are available in the event of an interruption in the supply of raw materials from a single supplier.

Seasonality

      Historically, the Company's sales tend to be higher in the calendar quarters ending June 30 and September 30, primarily due to higher consumer demand from the Company's beverage customers during those periods. There can be no assurance that the seasonality of the Company's business will not have a material adverse affect on the Company's operations.

Competition

      The flavor and fragrance industry is highly fragmented with a few large companies, such as International Flavors & Fragrances Inc., Haarmann & Reimer Corporation and Firmenich, Inc., competing against many smaller companies. Certain of the Company's competitors have substantially greater financial, marketing and other resources than the Company. Recently, there have been trends towards increased industry consolidation as companies vertically integrate with suppliers and expand horizontally through acquisitions. The Company believes that its competitiveness depends upon its creativity, responsiveness and reliability, as well as the diversity of its customers and products. Management expects that the Company will continue to sell to large companies that do not purchase all of their flavor and fragrance products from a single supplier and to smaller companies that the Company's large competitors choose not to service.

Customers

      The Company's formulations from continuing operations are currently used in more than 1,200 products sold by more than 500 companies worldwide, approximately 50 of which are Fortune 1,000 companies. The Company cooperates with its customers in the development of specific flavors or fragrances for a particular end product. For the year ended December 31, 1998, no one customer accounted for more than 10% of the Company's sales, and the top ten customers accounted for approximately 37% of the Company's sales. For the year ended December 31, 1997, one customer accounted for approximately 21% of the Company's sales.

Export Sales

      For the years ended December 31, 1998 and 1997, export sales from continuing operations were approximately 33% and 40%, respectively, of total sales. The Company's export sales are made to entities located primarily in Canada and South America. Receivables from such foreign sales at December 31, 1998 and 1997 amounted to 50% and 51%, respectively, of total accounts receivable.

Backlog

      Customers purchase the Company's products as required, and normally delivery can be made within two to four weeks thereafter. Consequently, backlog is not a significant indicator of the volume of the Company's business over an extended period of time.

Foreign Operations

      Approximately 9% and 6% of the Company's net sales from continuing operations for the years ended December 31, 1998 and 1997, respectively, were derived from sales denominated in foreign currencies, principally in Canada. The effect of foreign currency exchange rate fluctuations on such revenues is largely offset to the extent expenses of the Company's international operations are incurred and paid for in the same currencies as those of its sales.

Governmental Regulations

      Production of many of the Company's products involves the manufacturing of flavors for foods and beverages, the handling of alcohol and the generation, storage, transportation and disposal of hazardous waste. Accordingly, the Company's operations are subject to extensive federal, state and local laws and regulations relating to such matters, and to the safety and health of the Company's employees. Although there can be no assurance, the Company believes that it currently complies in all material respects with such laws and regulations. The Company could be subject to, among other things, sanctions, penalties (including significant fines), and suspension or revocation of required licenses or permits for failure to comply with applicable governmental laws or regulations. Any of these actions could have a material adverse effect on the results of the operations of the Company in any given year, or materially effect the Company's liquidity or financial condition over a longer period of time. At this time, the Company is unable to anticipate the impact, if any, that subsequent changes or new interpretations to applicable laws and regulations may have on the Company's business, financial condition or results of operations.

Employees

      At March 15, 1999, the Company had 56 employees, of which 54 persons were employed full time. Of the Company's 54 full time employees, 6 were employed in management, 8 were employed in administrative, 6 were employed in sales and marketing, 17 were employed in production, 13 were employed in research and development and quality control, and 4 were employed in customer service. The Company considers its relationship with its employees to be satisfactory. None of the Company's employees is subject to a collective bargaining agreement.

Proprietary Rights

      The Company considers its flavor and fragrance formulas to be proprietary information and trade secrets. The Company does not, however, generally rely on patents, copyrights or trademarks to protect its proprietary rights in formulations. There can be no assurance that the Company's current protections will be adequate or that the Company's competitors will not independently develop flavors and fragrances that are substantially equivalent or superior to the Company's flavors and fragrances.

      A substantial portion of the Company's technology and know-how are trade secrets. The Company has a policy of requiring its employees and contractors to protect its proprietary information through written agreements. In addition, the Company has a policy of requiring its prospective business partners to enter into non-disclosure agreements before any of the Company's proprietary information is revealed to them. There can be no assurance that the measures taken by the Company to protect its technology, products and other proprietary information will adequately protect the Company. Further, there can be no assurance that others will not independently develop substantially equivalent proprietary information and technologies, or otherwise gain access to the Company's trade secrets.

      The Company may be required to take various forms of legal action, from time to time, to protect its proprietary rights. Because of the rapid evolution of technology and uncertainties in intellectual property laws both in the United States and internationally, there can be no assurance that the Company's current or future products or technologies will not be subject to claims of infringement. Any litigation regarding claims against the Company or claims made by the Company against others could result in significant expense to the Company, divert the efforts of its technical and management personnel and have a material adverse effect on the Company, whether or not such litigation is ultimately resolved in favor of the Company. In the event of an adverse result in any such litigation, the Company may be required to expend significant resources to develop non-infringing products or obtain licenses from third parties. There can be no assurance that the Company would be successful in such development or that any such licenses would be available on commercially reasonable terms, if at all.

Forward-Looking Statements

      Certain statements contained in this Annual Report on Form 10-KSB, including, without limitation, statements containing the words "believes," "anticipates," "may," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company (or industry results, performance or achievements) expressed or implied by such forward-looking statements to be substantially different from those predicted. Such factors might include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; competition; changes in business strategy or development plans; the delays in development or testing of the Company's products; technological, manufacturing, quality control or other problems which could delay the sale of the Company's products; the Company's inability to obtain appropriate licenses from third parties, protect its trade secrets, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; the Company's inability to obtain sufficient financing to continue operations; and changes in demand for products of the Company's customers. Certain of these factors are discussed in more detail elsewhere in this Form 10-KSB, including, without limitation, under the caption "Management's Discussion and Analysis or Plan of Operation".

ITEM 2-DESCRIPTION OF PROPERTY

      The Company's principal properties are its 36,000 square foot headquarters and production facility at 10 Edison Street East in Amityville, New York, and an adjoining 9,000 square foot warehouse. The Company's lease for its principal executive offices, production facility and warehouse in Amityville, New York expires in 2006. The Company also leases marketing, warehouse and customer service facilities in Inglewood, California, Toronto, Canada, and Santiago, Chile. The Company believes that it can renegotiate existing leases as they expire or will lease alternative properties on acceptable terms. The Company believes its present facilities are adequate for its current and anticipated operations.

ITEM 3-LEGAL PROCEEDINGS

      Except as provided below, the Company is not a party to any pending legal proceedings other than ordinary litigation incidental to its business.

      Strategic Growth International, Inc. v. Technology Flavors & Fragrances, Inc. In February 1998, the Company's former investor relations consultant, Strategic Growth International, Inc. ("SGI") commenced an action against the Company in the Supreme Court of the State of New York, County of Nassau, seeking damages for the Company's alleged failure to perform its obligations under an agreement between the parties concerning certain consulting services to be performed by SGI. SGI, whose services were terminated by the Company in October 1997, was seeking damages in the amount of $124,950. On October 26, 1998, SGI and the Company entered into a settlement agreement for up to the full amount of the claim based upon the extent to which SGI exerises certain warrants previously issued to SGI in connection with its engagement by the Company. See "Executive Compensation - Consulting Agreements."

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the quarter ended December 31, 1998.

PART II

ITEM 5-MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Toronto Stock Exchange. The Company's Common Stock has been listed on the Toronto Stock Exchange ("TSE") since March 28, 1994 (Symbol: "TFF"). The following table sets forth the reported high and low closing prices (as reported by the TSE) for the Company's Common Stock for each calendar quarter from January 1, 1997 through March 15, 1999, in Canadian dollars and translated into U.S. dollars at the exchange rates in effect on those dates.


                                                      High                    Low
                                                      ----                    ---
1997
  First Quarter .......................... Cdn. $2.25 (U.S. $1.64)   Cdn. $1.75 (U.S. $1.29)
  Second  Quarter ........................ Cdn. 2.50 (U.S. 1.80)     Cdn.  1.70 (U.S. 1.23)
  Third Quarter .......................... Cdn. 2.83 (U.S. 2.05)     Cdn.  2.00 (U.S. 1.45)
  Fourth  Quarter ........................ Cdn. 2.69 (U.S. 1.96)     Cdn.  1.70 (U.S. 1.19)

1998
  First Quarter .......................... Cdn. $2.75 (U.S. $1.93)   Cdn. $1.75 (U.S. $1.23)
  Second  Quarter ........................ Cdn.1.80 (U.S. 1.22)      Cdn. 1.35 (U.S. 0.92)
  Third  Quarter ......................... Cdn. 1.55 (U.S. 1.01)     Cdn. 0.55 (U.S. 0.36)
  Fourth  Quarter ........................ Cdn. 1.00 (U.S. 0.65)     Cdn. 0.50 (U.S. 0.33)

1999
  First Quarter  (through March 15, 1999) .Cdn. $1.40 (U.S. $0.924) Cdn. $0.80 (U.S. $0.48)

      The closing price of the Common Stock on the TSE on March 15, 1999 was Cdn. $1.00 (U.S. $0.655).

      OTC Bulletin Board. Information regarding the Company's Common Stock is also available through the OTC Bulletin Board (Symbol: "TFFI"). The Company's Common Stock was first quoted on the OTC Bulletin Board on March 12, 1996. The following table sets forth the range of high and low closing prices (as reported by the OTC Bulletin Board) for the Company's Common Stock for each calendar quarter from January 1, 1997 through March 15, 1999 in U.S. dollars.

                                                 High         Low
                                                 ----         ---

1997

   First  Quarter ........................  U.S. $ 1.625      U.S. $1.1875
   Second  Quarter .......................  U.S  1.6563       U.S. 1.125
   Third  Quarter ........................  U.S. 2.0938       U.S. 1.4688
   Fourth  Quarter .......................  U.S. 1.9688       U.S. 1.125

1998
   First  Quarter ........................  U.S. $ 2.00       U.S. $ 1.25
   Second  Quarter .......................  U.S. 1.313        U.S. 0.969
   Third  Quarter ........................  U.S. 1.094        U.S. 0.419
   Fourth  Quarter .......................  U.S. 0.70         U.S. 0.34

1999
   First Quarter (through  March 15, 1999)  U.S. $ 1.00       U.S. $  0.43

      The closing price of the Common Stock on the OTC Bulletin Board, on March 15, 1999, was U.S. $0.781.

Holders

      At March 15, 1999, the Company had approximately 850 stockholders of record.

Dividends

      The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends for the foreseeable future. The declaration and payment of dividends on the Common Stock is at the discretion of the Board of Directors and will depend on, among other things, the Company's operating results, financial condition, capital requirements, contractual restrictions or prohibitions and such other factors as the Board of Directors may deem relevant. In addition, the Company's 1997 Credit Facility restricts the payment of cash dividends.

Recent Sales of Unregistered Securities

      The following information relates to unregistered securites sold by the Company during the year ended December 31, 1998.

1996 Stock Option Plan

      On December 11, 1998, pursuant to the terms of a consulting agreement between IC Holdings III, LLC, a Maryland limited liability company, the Company granted options under the Company's 1996 Stock Option Plan to purchase 30,000 shares of Common Stock at an exercise price per share of $1.00. The market price of the Common Stock on the OTC Bulletin Board on December 11, 1998, the date of the grant, was $0.50. Of such options, options to purchase 5,000 shares of Common Stock vested on December 11, 1998. The remaining options to purchase 25,000 shares of Common Stock vest in equal monthly installments over the twelve month period following December 11, 1998.

Other Stock Option Grants

      During the year ended December 31, 1998, the Company granted options to purchase an aggregate of 800,000 shares of Common Stock outside of the Company's 1993 Stock Option Plan and 1996 Stock Option Plan.

      Of the 800,000 non-plan options granted, options to purchase 100,000 shares of Common Stock were granted to each of Bruce S. Foerster, Werner F. Hiller and Irwin D. Simon upon their initial election to the Board of Directors on June 29, 1998, subject to stockholder and TSE approval. Options to purchase 200,000 shares of Common Stock were also granted to Sean Deson upon Mr. Deson's initial election to the Board of Directors on June 29, 1998, subject to stockholder and TSE approval. Options to purchase 100,000 shares of Common Stock were also granted to each of Andrew M. Brown, Daniel P. DeClark and Bruce G. Seitz upon their appointment to an advisory committee to the Company on June 29, 1998. The options granted to each of Messrs. Foerster, Hiller, Simon, Deson, Brown, DeClark and Seitz were granted at an exercise price of $0.9687 per share, the market price of the Common Stock on the OTC Bulletin Board on June 29, 1998, the date of such grants. Such options vest in equal annual installments over five years.

      On February 28, 1999, the Company terminated the services of the Advisory Committee, and, as a result, the stock options granted to the members thereto shall expire three months from the date of termination, unless exercised within that period. See "Item 9-Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act - Advisory Committee."

      All of the foregoing sales of securities made pursuant to the grant of options both under and outside the 1996 Stock Option Plan were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) thereof as transactions by an issuer not involving any public offering.

ITEM 6-MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

1998 Overview

      In 1998, the Company focused its efforts on achieving goals identified in its strategic business plan. Such goals included expanding the Company's sales and marketing activities and implementing cost containment and operating efficiency improvements. During the third quarter of 1998, the Company implemented numerous corporate changes which included: (a) the divestiture of the Seasoning Division, (b) a significant reduction of its debt by applying the proceeds received from the sale of the Seasoning Division, and (c) the implementation of additional cost reduction efforts designed to achieve profitability based on the Company's then current base sales level relative to its continuing operations.

      During the fourth quarter of 1998, after giving effect to the sale of the Seasoning Division, the application of the net proceeds therefrom to the reduction of debt, and the initial implementation of the cost reduction plan, the Company's corporate changes contributed to a net profit of $106,000 on increased sales relative to its continuing flavor and fragrance operations.

Results of Operations

      The following information for the years ended December 31, 1998, 1997 and 1996 has been derived from the Company's audited consolidated financial statements and should be read in conjunction with such statements and the notes thereto included elsewhere in this Annual Report on Form 10-KSB. Such information has been restated for presentation purposes to reflect the Company's discontinued operations relating to the sale of its Seasoning Division. For information regarding export sales, backlog and foreign operations of the Company, see "Item 1 - Description of Business."

                                                             Years ended December 31,
                                         --------------------------------------------------------------
                                                 1998                 1997                   1996
                                         -------------------  --------------------   ------------------
                                                      (dollar amounts in thousands)

Net sales ...........................   $ 13,888      100.0% $ 18,022        100.0% $ 15,762      100.0%
Gross profit ........................      5,600       40.3     7,008         38.9     5,944       37.7
Operating expenses:
  Selling ...........................      2,714       19.5     2,942         16.3     2,812       17.8
  General and administrative ........      1,918       13.8     1,959         10.9     2,742       17.4
  Research and development ..........      1,396       10.1     1,604          8.9     1,588       10.1
  Amortization expense ..............        354        2.5       566          3.2       552        3.5
  Write-down of intangible assets
      and other charges .............      2,120       15.3        --           --        --         --
Loss from operations ................     (2,902)      20.9       (62)          .4    (1,750)      11.1
Interest expense, net ...............        108         .8       231          1.3       116         .7
Provision for income taxes ..........          2         --         9           --         2         --
Loss from continuing operations .....     (3,012)      21.7      (301)         1.7    (1,868)      11.8
Discontinued operations:
    Gain on disposal of discontinued
      operations ....................      1,080        7.8        --           --        --         --
    Loss from discontinued operations       (105)        .8      (347)         1.9      (670)       4.3
Net loss ............................     (2,036)      14.7      (648)         3.6    (2,538)      16.1

      Net sales. Net sales decreased 22.9% to $13,888,000 in 1998 from $18,022,000 in 1997 due principally to a decrease in demand for a new product line offered by the Company to a significant customer, which generated significant sales in 1997 and, to a lesser extent, a general weakening in demand for products of the flavor industry. Net sales increased 14.3% to $18,022,000 in 1997 from $15,762,000 in 1996 due principally to shipments of new flavor and fragrance products to new and existing customers and increased marketing activities and shipments of the new product line mentioned above to a significant customer during the first two quarters of 1997.

      Gross profit. Gross profit, as a percentage of sales, increased to 40.3% on sales of $13,888,000 in 1998 as compared to 38.9% on sales of $18,022,000 in 1997. The Company recorded a $280,000 charge to cost of sales during the third quarter of 1998 primarily to reduce the carrying value of product inventory. Higher gross margin percentages generated on 1998 product shipments as compared to 1997 were primarily due to a concentration of high gross margin sales on certain flavor products, and higher margins on new flavor and fragrance products, which were offset by the impact of lower sales volume. Gross profit, as a percentage of sales, increased to 38.9% on sales of $18,022,000 in 1997, as compared to 37.7% on sales of $15,762,000 in 1996, generally due to favorable differences in product mix.

Operating expenses:

      Selling expenses. Selling expenses decreased to $2,714,000 in 1998 from $2,942,000 in 1997. Included in selling expenses in 1998 were $150,000 of costs associated with the Company's share of certain co-operative start-up marketing and advertising costs with a customer in connection with the customer's future product launches. Such costs are to be paid in three annual installments beginning in December 1998. Without giving effect to these co-operative costs, selling expenses decreased by $378,000 in 1998 as a result of the Company's cost reduction program implemented during the latter part of 1998 and lower sales commissions and freight-out costs on decreased sales. Selling expenses increased to $2,942,000 in 1997 from $2,812,000 in 1996 due principally to the additional hiring of sales professionals during the latter part of 1997.

      General and administrative expenses. General and administrative expenses decreased to $1,918,000 in 1998 from $1,959,000 in 1997. During the third quarter of 1998, the Company recorded bad debt expense of $194,000 due principally to bankruptcy proceedings relating to one customer. Without giving effect to this charge, general and administrative expenses decreased by $235,000 in 1998 as a result of the Company's cost reduction program implemented during the latter part of 1998. General and administrative expenses decreased to $1,959,000 in 1997 from $2,742,000 in 1996 primarily due to the effects of the Company's 1996 cost reduction program which was fully implemented in early 1997. Such reduction principally came from reduced administrative personnel and support costs, professional and consulting fees and travel costs.

      Research and development expenses. Research and development expenses decreased to $1,396,000 in 1998 from $1,604,000 in 1997 as a result of the Company's cost reduction program implemented during the latter part of 1998. Research and development expenses of $1,604,000 in 1997 were consistent with the level of expenditures incurred in 1996.

      Amortization expense. Amortization expense decreased to $354,000 in 1998 from $566,000 in 1997 due principally to the amortization of deferred charges in 1997 associated with the Company's $1.5 million convertible note financing, which notes were converted and terminated in October 1997. Amortization expense of $566,000 in 1997 was consistent with the level of expense incurred in 1996.

      Write down of intangible assets and other charges. Due primarily to the continued competitiveness of the flavor and fragrance industry and the relative weakness of the market for flavors in 1998 and the Company's focus on increasing product sales, management determined that certain previously acquired product formulations, which have historically been included in intangible assets, have been impaired. The Company has determined that the future undiscounted cash flows estimated to be generated from certain purchased product formulations was less than the carrying amount of such formulations. Accordingly, the Company recorded a write-down of such intangible assets to their estimated fair values resulting in a $1,723,000 one-time non-cash charge in 1998.

      Other charges in 1998 principally consisted of: (a) $186,000 in severence costs related to the termination of certain employees resulting from the implementation of a cost reduction program in September 1998, and (b) $124,950 for the settlement of litigation brought against the Company in February 1998 by Strategic Growth International, Inc., the Company's former investor relations consultant (see "Item 3 Legal Proceedings").

      Interest expense, net. Interest expense decreased to $108,000 in 1998 from $231,000 in 1997 primarily due to the reduction of long-term debt and lower interest rates as a result of the October 1997 Refinancing. See "Liquidity and Capital Resources."

      Provision for income taxes. Provision for income taxes represents state franchise taxes. There is no federal income tax provision since the Company had net losses for 1998, 1997 and 1996.

      Net loss. Net loss increased to $2,036,000 in 1998 from a net loss of $648,000 in 1997. Net loss decreased to $648,000 in 1997 from a net loss of $2,538,000 in 1996.

Liquidity And Capital Resources

      For the year ended December 31, 1998, cash provided by operating activities totalled $147,000, while in 1997, cash used in operating activities totalled $242,000. At December 31, 1998, working capital decreased to $1,799,000 from $4,998,000 at December 31, 1997. The outstanding balance of the Company's revolving credit facility was $1,613,000 at December 31, 1998 and was classified as a current liability. Such debt was classified as long term at December 31, 1997 (see below and Note 8 to the Consolidated Financial Statements).

      Historically, the Company's financing needs have been met through the issuances of equity and debt securities. On October 16, 1997, the Company entered into a credit agreement with a bank providing for a $6,000,000 revolving credit facility and a $750,000 term loan facility (the "Credit Facility"). The Credit Facility, which expires on June 30, 1999, replaced the Company's then existing $5,500,000 credit line and allowed the Company to repay $750,000 of the principal amount of the Company's then outstanding 9% Convertible Subordinated Notes. Outstanding borrowings under the Credit Facility initially bore interest at the Company's option at the London Interbank Offered Rate ("LIBOR") plus 2.5%, or at one-half of 1% above the bank's prime rate. Outstanding borrowings are collateralized by substantially all of the assets of the Company and are subject to eligibility requirements relating to the Company's receivables and inventories. In December 1997, the Company violated certain financial covenants under the Credit Facility. In March 1998, the Company and the lender under the Credit Facility entered into a waiver and amendment agreement (the "1998 Amendment") which waived compliance by the Company with certain covenants for and amended certain financial covenants for 1998 and beyond. In June 1998, the Company violated certain financial covenants under the Credit Facility. In August 1998, the lender waived compliance by the Company with such covenants for the six months ended June 30, 1998. In connection with the 1998 Amendment, the Company paid the bank $75,000 on July 1, 1998.

      On August 25, 1998, the Company sold substantially all of the assets and certain liabilities relating to its Seasoning Division to Mane for $5.5 million in cash, less an aggregate of $1,003,454 in principal and interest assumed by Mane with respect to a promissory note issued to a former director and executive officer of the Company in connection with the Company's acquisition of the Seasoning Division in December 1995. Of the total purchase price paid, $275,000 is being held in escrow until August 25, 2000 to secure certain indemnification obligations of the Company. The net cash proceeds from the sale of the Seasoning Division of approximately $4,000,000, after deducting closing costs, was used to pay down the Company's remaining outstanding term loan balance under the Credit Facility of $637,500 and a portion of the outstanding revolving loans of such credit facility. In connection with the Company's sale of the Seasoning Division on August 25, 1998, the lender: (a) reduced the maximum borrowings available to the Company under the Credit Facility from $6,750,000 to $2,750,000, (b) eliminated two financial covenants and modified two other financial covenants, and (c) increased the lending rate on outstanding borrowings to LIBOR plus 375 basis points, or 1% above the bank's prime rate, at the Company's option. At December 31, 1998, approximately $1,613,000 remained outstanding under the Credit Facility and approximately $1,092,000 was available for borrowings against the Company's borrowing base, and the outstanding borrowings under the Credit Facility bore interest at the rate of approximately 8.7% per annum. As of March 15, 1999, approximately $1,988,000 remained outstanding under the Credit Facility and approximately $755,000 was available for borrowings. Under the Credit Facility, the Company is prohibited from incurring any indebtedness other than, among other things, existing indebtedness, subordinated debt (with the consent of the bank), and unsecured trade indebtedness in the ordinary course of business, and is restricted in its ability to, among other things, incur liens, make investments, sell assets, make acquisitions and pay dividends. On March 1, 1999, the Company and the lender to the Credit Facility entered into an amendment (the "1999 Amendment") which extended the maturity date of the Credit Facility from March 31, 1999 to June 30, 1999. Pursuant to the 1999 Amendment, the lending rate was increased to 22% above the bank's prime rate and the Company was required to pay $15,000 to the bank.

      On March 9, 1999, the Company entered into a letter of intent with another lender regarding a three year $3.0 million credit facility (the "1999 Credit Facility") to refinance its existing revolving credit facility. The consummation of any financing with respect to the 1999 Credit Facility would be subject to numerous closing conditions including a customary lender audit review, an appraisal and final credit approval. The Company believes it has adequate capital to fund current operations until June 30, 1999, by which time the Company expects the 1999 Credit Facility will be in place. Should the 1999 Credit Facility not close as anticipated, the Company will be required to seek further extensions of its existing Credit Facility or obtain additional financing from other sources in order to continue its operations and pay the outstanding indebtedness under the Credit Facility. There can be no assurance that additional funds will be available when needed, or if available, will be on favorable terms or in the amounts required by the Company. If adequate funds are not available to the Company when needed, it may be required to delay, scale back or eliminate some or all of its operations, which would have a material adverse effect on the Company's business, results of operations and prospects. In addition, in the event the Company does not refinance the indebtedness outstanding under the Credit Facility by June 30, 1999, the loan may be accelerated and the lender may foreclose on the collateral, which would cause the Company to be materially and adversely affected.

Year 2000 Compliance

      The Year 2000 presents potential concerns for business and consumer computing. The consequences of this issue may include systems failures and business process interruption. It may also include additional business and competitive differentiation. In addition to the well known calculation problems with the use of 2-digit date formats as the year changes from 1999 to 2000, the Year 2000 is a special case leap year which may cause similar problems in many systems unless remediated.

      In 1997, the Company developed a plan with respect to evaluating and upgrading its information and non-information technology systems (collectively, "Information Systems") so that such systems would be Year 2000 compliant. During the latter part of 1997, the Company's management information systems personnel performed a comprehensive review and assessment of the Information Systems to verify that they were Year 2000 compliant. In connection with such review, the Company found certain minor software applications to be non-Year 2000 compliant. In response to such findings, the Company upgraded its non-Year 2000 compliant software and conducted several tests, the results of which indicate that the Company's Information Systems are now Year 2000 compliant. The historical and currently projected costs relating to these upgrades and the testing for Year 2000 compliance are not material, and were expensed as incurred.

      The Company is currently making inquiries of its suppliers and customers to receive assurances that they are Year 2000 compliant. The Company believes that it will complete this review by the end of the second quarter of 1999. There can be no assurance that the Company will not be adversely affected by unanticipated Year 2000 issues, including the failure of a material supplier or customer to become Year 2000 compliant.

      The Company has not developed a "worst case" scenario with respect to Year 2000 issues, and has no Year 2000 contingency plan other than to conduct business with alternative suppliers identified by the Company as Year 2000 compliant, with whom the Company already conducts business.

      If the Company or third parties with whom it has relationships were to cease or not successfully complete Year 2000 remediation efforts, the Company could encounter disruptions in its business. The Company believes that such disruptions would not have a material adverse effect on its business, financial condition and results of operations. However, the Company could be materially and adversely impacted by widespread economic or financial market disruption, or by the Year 2000 computer system failures of third parties that may generally occur as a result of the Year 2000 issues. See "Item 1 - Description of Business
- Forward-Looking Statements."

ITEM 7-FINANCIAL STATEMENTS

      The audited consolidated financial statements of the Company for the years ended December 31, 1998 and 1997 begin on page F-1 of this Annual Report on Form 10-KSB.

ITEM 8-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 9-DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Concerning the Company's Board of Directors and Executive Officers

      The following table sets forth certain information, as of March 15, 1999, concerning the Company's directors and executive officers:

Name                        Age  Positions with the Company
----                        ---  --------------------------
Philip Rosner ...........   63   Chairman of the Board, Director and President
A. Gary Frumberg ........   65   Director and Executive Vice President
Joseph A. Gemmo .........   53   Vice President, Chief Financial Officer and
                                 Secretary
Ronald J. Dintemann .....   55   Vice President-Operations
Harvey Farber ...........   58   Senior Vice President-Flavor Division
Sean Deson ..............   35   Director
Bruce S. Foerster .......   58   Director
Werner F. Hiller ........   62   Director
Irwin D. Simon ..........   39   Director

      The business experience of each of the persons listed above for at least the last five years is as follows:

      Philip Rosner has been the Chairman of the Board of Directors and President of the Company since its inception in 1989. Mr Rosner has been engaged in the flavor and fragrance industry for over forty-five years. Prior to 1989, Mr. Rosner was the President of Globe Extracts, Inc. and for fifteen years before that, was President of Felton Worldwide, Inc., both of which produced and marketed flavors and fragrances.

      A. Gary Frumberg has been a Director and an Executive Vice President of the Company since 1989. Prior to 1989, Mr. Frumberg served as Vice President-International Sales of Felton Worldwide, Inc.

      Joseph A. Gemmo has been Vice President and Chief Financial Officer of the Company since August 1996 and Secretary since June 1998. From January 1994 to April 1996, Mr. Gemmo was the Chief Financial Officer of Bio-Botanica, Inc., a developer and manufacturer of herbal extracts. Prior to that, Mr. Gemmo was the Chief Financial Officer of General Aerospace Materials Corp. from 1989 to 1994.

      Ronald J. Dintemann has been Vice President-Operations of the Company since May 1989 after serving as Vice President-Operations of Globe Extracts, Inc. for two years.

      Harvey Farber has been Senior Vice President-Flavor Division of the Company since October 1997. From October 1995 through October 1997, Mr. Farber was Senior VicePresident-Flavor Development of the Company. Before Mr. Farber joined the Company, he was the Vice President-Flavor Development at J. Manheimer Inc. for twelve years.

      Sean Deson has been a Director of the Company since June 1998. Mr. Deson is currently a Senior Vice President of the Investment Banking Division of Donaldson, Lufkin & Jenrette ("DLJ"). Mr. Deson has served in various capacities at DLJ since 1990, primarily as an advisor, financier and investor. Mr. Deson also serves as a member of the Board of Directors of SpecChem International Holdings, L.L.C., an international specialty chemicals producer, and Versity.com, an internet community company.

      Bruce S. Foerster has been a Director of the Company since June 1998. Mr. Foerster is currently the President of South Beach Capital Markets Advisory Corporation, which he founded in January 1995 and which offers advice on capital markets and corporate finance issues. From June 1992 to December 1994, Mr. Foerster was a Managing Director in Equity Syndicate at Lehman Brothers and has over twenty-six years of investment banking experience. Mr. Foerster is also a director of Aurora Capital, Inc. On or about April 1, 1999, Mr. Foerster expects to join South Beach Capital Markets Incorporated, a Miami, Florida investment bank, as a founder and principal.

      Werner F. Hiller has been a Director of the Company since June 1998. Since 1996, Mr. Hiller has been a consultant to GS Companies ("ConAgra") and previously served as the President of General Spice Companies, a division of ConAgra, from 1990 to 1996. From 1965 to 1990, Mr. Hiller was the founder, co-owner and Executive Vice President and Treasurer of General Spice Companies.

      Irwin D. Simon has been a Director of the Company since June 1998. Mr. Simon has been the President and Chief Executive Officer of The Hain Food Group, Inc., a natural and specialty foods company listed on Nasdaq, since 1993. Prior to 1993, Mr. Simon spent fifteen years in various sales and marketing positions, including Vice President of Marketing of Slim-Fast Foods Company, and Eastern Regional Director of Haagen-Dazs Shops, a division of Grand Metropolitan, PLC.

      All directors of the Company serve until the next annual meeting of stockholders or until their respective successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors, subject to rights, if any, under their contracts of employment. There are no family relationships among the directors and executive officers of the Company. See "Director Compensation" and "Executive Compensation."

Meetings of the Board of Directors and Committees

      The business affairs of the Company are managed under the direction of the Board of Directors. Members of the Board of Directors are informed about the Company's affairs through presentations, reports and documents distributed to them, through operating and financial reports routinely presented at meetings of the Board of Directors and committee meetings and through other means. In addition, directors of the Company discharge their duties throughout the year not only by attending Board of Directors meetings but also through personal meetings and other communications, including telephone contact with management and others regarding matters of interest and concern to the Company.

Board Committees

      The Company's Board of Directors has an Executive Committee, an Audit Committee and a Compensation Committee. The members of these Committees are appointed by the Board of Directors.

      Executive Committee. The Executive Committee of the Board of Directors may exercise, except when the Board of Directors is in session and to the extent permitted by the General Corporation Law of the State of Delaware, all of the powers of the Board of Directors in the management of the affairs of the Company. The current members of the Executive Committee are Messrs. Rosner, Deson, Hiller and Foerster.

      Audit Committee. The Audit Committee recommends to the Board of Directors the firm to be selected each year as independent auditors of the Company's financial statements and to perform services related to such audit. The Audit Committee also has responsibility for (i) reviewing the scope and results of the audit with the independent auditors, (ii) reviewing the Company's financial condition and results of operations with management, (iii) considering the adequacy of the internal accounting, bookkeeping and control procedures of the Company, and (iv) reviewing any non-audit services and special engagements to be performed by the independent auditors and considering the effect of such performance on the auditors' independence. The current members of the Audit Committee are Messrs. Deson and Foerster.

      Compensation Committee. The Compensation Committee recommends to the Board of Directors the compensation to be paid to the Company's executive officers and other key managerial personnel, reviewing new or existing employee compensation programs, periodically reviewing management perquisites and other benefits. The current members of the Compensation Committee are Messrs. Hiller and Simon.

      The Company has not established a nominating committee and/or a corporate governance committee as recommended by the TSE Report (as defined herein), however, the Company believes that the nomination of directors and other issues normally considered by these committees can be effectively managed by the Board of Directors due to its relatively small size, or by the Audit Committee which is composed of "unrelated directors." See "Statement of Corporate Governance Practices."

Director Compensation

      Each outside director of the Company is paid a $10,000 annual fee plus $500 for each formal meeting attended. In addition, directors are reimbursed for reasonable expenses actually incurred in connection with attending each formal meeting of the Board of Directors or any committee thereof. See "Item 5 - Markets for Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities - Other Stock Option Grants."

Statement of Corporate Governance Practices

      The Company's Common Stock is listed on the Toronto Stock Exchange. The by-laws of the TSE require listed companies to disclose their approach to corporate governance on an annual basis and within the context of certain guidelines proposed in the December 1994 report issued by The Toronto Stock Exchange Committee on Corporate Governance in Canada (the "TSE Report"). The report focuses on the importance of each company addressing the governance issue in its own context and the receipt by the company's stockholders of an explanation for each company's approach to governance. There is no requirement for the Company to comply with the guidelines in the TSE Report, and the report itself recognizes that each company should have the flexibility to develop its own approach to corporate governance.

      Of particular significance is the fact that the Company is organized under the laws of the State of Delaware, and therefore is subject to that State's laws and principles of corporate governance. The Company is of the opinion that its approach to corporate governance is in compliance with Delaware law and the principles of the TSE Report.

Unrelated Directors

      Much of the discussion in the TSE Report focuses on the composition of a company's board of directors and, in particular, the number of "unrelated directors." In the TSE Report, an "unrelated director" is a director who is free from any interest and any business or other relationship which could, or could reasonably be perceived to, materially interfere with that director's ability to act with a view to the best interests of the company, other than an interest arising from such director's status as a stockholder. The TSE Report also focuses on the importance of having an appropriate portion of the board of directors which is free from any interest or relationship with a "significant stockholder" of the company (i.e., a shareholder controlling more than 50% of a company's common stock). The Company does not have a "significant stockholder" within the meaning of the TSE Report.

      The Company believes that four of its six directors (i.e., Messrs. Deson, Foerster, Hiller and Simon) are "unrelated" within the meaning of the TSE Report. The Company believes that the number of unrelated directors is appropriate for the effective operations of the Company.

      The Board of Directors has no formal policy setting out which specific matters must be brought by the President and management to the Board of Directors for approval, although generally all transactions are presented by management for approval by the Board of Directors.

Response to Stockholders

      Management is available to stockholders to respond to questions and concerns on a prompt basis. The Board of Directors believes that the Company is generally responsive to the inquiries of stockholders and others interested in the Company.

Expectations of Management

      The Board of Directors works closely with members of management. The Board's access to information relating to the operations of the Company, through membership on the Board of several key members of management and, as necessary, attendance by other members of management at the request of the Board are important elements to the effective and informed functioning of the Board of Directors.

      The Board of Directors expects the Company's management to take the initiative in identifying opportunities and risks affecting the Company's business and finding means to deal with such opportunities and risks for the benefit of the Company.

Advisory Committee

      In June 1998, the Company established an Advisory Committee (the "Committee") composed of three individuals with expertise in corporate finance and the flavor and fragrance industry, including product development, sales and regulatory affairs. Members of the Committee met with management and key employees of the Company on an ad hoc basis. Committee members assisted the Company in matters of corporate finance and in identifying product development, sales and potential acquisition opportunities, reviewing with management the progress of the Company's specific projects and recruiting and evaluating the Company's staff.

      In connection with their services as members of the Committee, the Company granted to each Committee member non-plan stock options, subject to stockholder and TSE approval, to purchase 100,000 shares of Common Stock at an exercise price of $0.9687, the market price of the Common Stock on the OTC Bulletin Board on the date of the grant.

      On February 28, 1999, the Company terminated the services of the Committee. The stock options granted to the members of the

Committee shall expire three months from the date of termination, unless exercised within that period.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who benefically own more than 10% of the Company's Common Stock (collectively, the "Reporting Persons") to file with the Securities and Exchange Commission (the "Commission") (and, if such security is listed on a national securities exchange, with such exchange), various reports as to ownership of such Common Stock. Such Reporting Persons are required by Commission regulations to furnish the Company with copies of all Section 16 (a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by the Company from Reporting Persons, and without conducting any independent investigation of its own, in 1998, all Forms 3, 4 and 5 were timely filed with the Commission and each exchange on which the Common Stock is traded, except as hereinafter set forth. Each of Messrs. Deson, Foerster, Hiller and Simon failed to timely file reports on Form 3 upon becoming directors of the Company, and did not timely report one transaction on each of such reports on Form 3. In addition, Mr. Hiller failed to timely report one transaction on Form 4.

ITEM 10-EXECUTIVE COMPENSATION

      The following summary compensation table sets forth the aggregate compensation paid to or earned by the Company's Chairman of the Board and President and the other four most highly compensated executive officers of the Company (other than the Chairman of the Board and President) whose total annual salaries and bonuses exceeded $100,000 for the year ended December 31, 1998 (the "Named Executive Officers"):

                                SUMMARY COMPENSATION TABLE

                                                                     Awards
                                                                     ------       Payouts
                                          Annual        Annual     Securities     -------
                                       Compensation  Compensation  Underlying    All Other
Name and Principal Position      Year     Salary        Bonus     Options/SARs Compensation(1)
---------------------------      ----     ------        -----     ----------------------------

Philip Rosner.................   1998    $225,930        --              --     $16,072
Chairman of the Board and        1997     225,962        --              --      16,820
President                        1996     235,000        --         100,000(2)   17,216

A. Gary Frumberg..............   1998     207,692        --              --      15,820
Director and                     1997     192,308        --              --      17,761
Executive Vice President         1996     199,903        --         100,000(2)   17,010

Harvey Farber.................   1998     172,415        --              --      11,359
Senior Vice President-Flavor     1997     163,461        --          75,000(3)   10,436
Division                         1996     161,509        --          10,000       8,429


                                 1998     140,192        --              --      15,010
Ronald J. Dintemann...........   1997     129,808        --          25,000(4)   15,500
Vice President-Operations        1996     134,085        --          75,000(2)   22,580

Joseph A. Gemmo...............   1998     135,000        --              --       8,576
Vice President and Chief         1997     116,346        --         150,000(5)   15,500
Financial Officer                1996      43,125        --              --       2,930

----------

(1) Represents Company reimbursed automobile expenses of such executive, including business usage.

(2) Represents stock options granted in 1994 under the Company's 1993 Stock Option Plan, including options granted to Messrs. Rosner, Frumberg and Dintemann, and options granted in April 1994 to certain of the Company's directors, executive officers and employees. The exercise prices of such options were reduced in October 1995 by the Board of Directors and approved by the Company's stockholders in October 1996. See "-1993 Stock Option Plan."

(3) Includes (a) 25,000 shares of Common Stock issued to Mr. Farber as additional compensation pursuant to his amended employment agreement, and
      (b) 50,000 shares of Common Stock issuable to Mr. Farber pursuant to stock options granted under the 1996 Stock Option Plan. See "-Employment Agreements."

(4) Represents 25,000 shares of Common Stock issuable to Mr. Dintemann pursuant to stock options granted under the 1996 Stock Option Plan.

(5) Represents 150,000 shares of Common Stock issuable to Mr. Gemmo pursuant to stock options granted in August 1996 under the 1996 Stock Option Plan. Of such options, options to purchase 100,000 shares, were repriced from $2.0625 to $1.31 on December 1, 1997, the current market price at the time of repricing.

Option Grants in 1998

      The Board of Directors of the Company did not grant any stock options to any of the Named Executive Officers during the year ended December 31, 1998.

Aggregate Option Exercises in 1998 and 1998 Year-End Option Values

      The following table provides certain information concerning each exercise of stock options during the year ended December 31, 1998 by each of the Named Executive Officers and the year-end value of unexercised options. The stock options listed below were granted without tandem stock appreciation rights. The Company has no freestanding stock appreciation rights outstanding.


                      Number of
                        Shares                Number of Unexercised           Value of Unexercised
                      Acquired                     Options at               In-the-Money Options at
                          on       Value        December 31, 1998             December 31, 1998($)(1)
Name                   Exercise  Realized($) Exercisable/Unexercisable      Exercisable/Unexercisable
----                   --------  ----------  --------------------------      -------------------------

Philip Rosner.......     --         --            100,000/0                     $   --/--
A. Gary Frumberg....     --         --            100,000/0                         --/--
Harvey Farber.......     --         --          27,500/32,500                       --/--
Ronald J. Dintemann.     --         --          80,000/20,000                       --/--
Joseph A. Gemmo.....     --         --         120,000/30,000                       --/--

----------

(1) Value of unexercised "in-the-money" options is equal to the difference between the closing per share of the Common Stock on the TSE at December 31,1998 (U.S. $0.40) and the option exercise price per share multiplied by the number of shares subject to options. No options were "in-the-money" at December 31,1998.

Employment Agreements

      In October 1995, the Company entered into a five-year employment agreement with Mr. Rosner which provides that he will serve as the President of the Company. The agreement provides for an annual base salary (adjustable in accordance with the Consumer Price Index) of $235,000. Effective January 1, 1998, Mr. Rosner's annual base salary was increased by the Company to $244,400 per year. Effective May 1, 1998, Mr. Rosner voluntarily reduced his annual salary from $244,400 to $200,000 for the remainder of 1998. The agreement contains, among other things, customary termination and confidentiality provisions. See "Certain Relationships and Related Transactions Transactions with Directors and Executive Officers."

      In October 1995, the Company entered into a five-year employment agreement with Mr. Frumberg which provides that he will serve as an Executive Vice President of the Company. The agreement provides for an annual base salary (adjustable in accordance with the Consumer Price Index) of $200,000. Effective January 1, 1998, Mr. Frumberg's annual base salary was increased by the Company to $208,000. The agreement contains, among other things, customary termination and confidentiality provisions. See "Certain Relationships and Related Transactions - Transactions with Directors and Executive Officers."

      In October 1995, the Company entered into a three-year employment agreement with Mr. Farber to serve as the Senior Vice President-Flavor Division of the Company. Pursuant to his employment agreement, Mr. Farber is entitled to receive an annual base salary of $160,000. In addition, the employment agreement provides that Mr. Farber may receive an annual bonus, payable at the sole discretion of the Company. In December 1997, the employment agreement was amended to provide that Mr. Farber will receive an annual base salary of $176,800 commencing January 1, 1998 for the balance of the term of the agreement. Pursuant to such amendment, in 1997 the Company issued to Mr. Farber 25,000 shares of Common Stock as additional compensation. Mr. Farber's employment agreement contains, among other things, customary termination and confidentiality provisions. Mr. Farber's employment agreement expired in October 1998 and was not renewed, although Mr. Farber continues to be employed by the Company in the same position.

      In January 1996, the Company entered into a five-year employment agreement with Ronald J. Dintemann to serve as Vice President-Operations of the Company. Pursuant to his employment agreement, Mr. Dintemann is entitled to receive and annual base salary (adjustable in accordance with the Consumer Price Index) of $135,000. Effective January 1, 1998, Mr. Dintemann's annual base salary was increased by the Company to $140,400. Mr. Dintemann's employment agreement contains, among other things, customary termination and confidentiality provisions.

      On August 2, 1996, the Company entered into a three-year employment agreement with Joseph A. Gemmo to serve as the Company's Vice President and Chief Financial Officer effective August 19, 1996. Pursuant to his employment agreement, Mr. Gemmo is entitled to receive an annual base salary of $115,000. Effective August 1997, Mr. Gemmo's annual base salary was increased by the Company to $130,000. Effective January 1, 1998, Mr. Gemmo's annual base salary was increased by the Company to $135,200. In addition, pursuant to his employment agreement, Mr. Gemmo received options to purchase 100,000 shares of Common Stock on August 2, 1996. Mr. Gemmo's employment agreement also provides that Mr. Gemmo may receive an annual bonus, payable at the sole discretion of the Company. On December 1, 1997, the Company's Board of Directors authorized the Company to reprice the options granted to Mr. Gemmo on August 2, 1996 to purchase 100,000 shares of Common Stock from $2.0625 to $1.31 per share, the market price of the Common Stock at the time of repricing, and to pay Mr. Gemmo a minimum cash bonus of $50,000 in the event the Company undergoes a "change of control."

1993 Stock Option Plan

      In November 1993, the Company adopted, and the stockholders approved, the 1993 Stock Option Plan (the "1993 Option Plan") pursuant to which the Company may grant options to its employees to purchase up to 500,000 shares of Common Stock. The options granted under the 1993 Option Plan may be exercised during the ten-year period after they are granted, at an exercise price equal to the mean between the high and low selling prices of the Common Stock on the TSE on the date of grant. Options granted to any person who beneficially owns ten percent (10%) or more of the Common Stock may not be exercised after the fifth anniversary of the date of the grant and must be granted at an exercise price equal to 110% of the market price at the date of the grant.

1996 Stock Option Plan

      In 1996, the Company's then existing Board of Directors adopted, and the stockholders approved the 1996 Stock Option Plan (the "1996 Option Plan"). Under the 1996 Option Plan, the maximum number of shares of Common Stock that may be subject to options may not exceed an aggregate of 1,000,000 shares. This number may be adjusted in certain events, such as a stock split, reorganization or recapitalization. Employees (including officers and directors who are employees) of the Company or its subsidiaries are eligible for the grant of incentive options under the 1996 Option Plan. Directors who are not employees or officers are not eligible to receive incentive stock options, but may receive non-qualified options. Options may also be granted to other persons, provided that such options shall be non-qualified options. In the event of incentive options, the aggregate fair market value of the Common Stock with respect to which such options become first exercisable by the holder during any calendar year cannot exceed $100,000. This limit does not apply to non-qualified options. To the extent an option that otherwise would be an incentive option exceeds this $100,000 threshold, it will be treated as a non-qualified option.

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

      As of March 15, 1999, options to purchase an aggregate of 326,500 and 527,500 shares of Common Stock were outstanding under the 1993 and 1996 Option Plans, respectively.

Consulting Agreements

      In December 1998, the Company entered into a one-year consulting agreement with IC Holdings III, LLC ("ICH") to provide investor relations services. Under this agreement, the Company agreed to pay ICH a retainer fee of $5,000 per month plus reasonable expenses and granted to ICH stock options to purchase 30,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. The market price of the Common Stock on the TSE on the date of grant was $0.50 per share. Under the stock option agreement entered into by the Company and ICH in connection with the grant of such options, options to purchase 5,000 shares were exercisable immediately on the date of grant, and options to purchase the remaining 25,000 shares become exercisable in equal monthly amounts over the 12 month period of the agreement. The options expire in 5 years.

      In October 1995, the Company entered into a one-year consulting agreement with Strategic Growth International, Inc. ("SGI"), pursuant to which SGI, on behalf of the Company, agreed to (i) arrange and conduct meetings with the professional investment community and investors groups, (ii) develop and implement a comprehensive investor relations program, and (iii) provide professional staff services to assist the Company in carrying out its programs and objectives (the "SGI Agreement"). Stanley Altschuler and Richard E. Cooper, beneficial owners of 8.2% and 5.5% of the Company's Common Stock, respectively, are each 50% stockholders of SGI. Under the SGI Agreement, the Company paid SGI a retainer fee of $8,000 per month plus reasonable expenses and issued to SGI warrants (the "SGI Warrants") to purchase an aggregate of 600,000 shares of Common Stock at an initial exercise price of $0.56, the market price of the Common Stock on the TSE on the date of issuance, subject to adjustment in certain circumstances pursuant to the terms and conditions set forth in that certain Warrant Agreement dated October 25, 1999, as amended (the "Warrant Agreement"). The Warrant Agreement expires on October 24, 2000. See "Item 11-Security Ownership of Certain Beneficial Owners and Management."

      In October 1996, the SGI Agreement expired by its terms. The Company continued to engage SGI for its services under the SGI Agreement pursuant to its terms on a month to month basis up until October 1997, at which time the arrangement was terminated by the Company. In February 1998, SGI commenced an action against the Company in the Supreme Court of the State of New York, County of Nassau, seeking damages for the Company's alleged failure to perform its obligations under the SGI Agreement. SGI sought damages in the amount of $124,950. On October 26, 1998, SGI and the Company entered into a settlement agreement for the full amount of the claim, based upon the extent to which SGI exercises the SGI warrants issued to SGI in connection with its engagement by the Company. See "Item 3-Legal Proceedings."

ITEM 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of March 15, 1999 regarding the beneficial ownership of Common Stock by (A) each person known by the Company to own beneficially more than 5% of the Common Stock, (B) each director of the Company, (C) each of the Named Executive Officers, and (D) all executive officers and directors of the Company as a group (9 persons):

                                  Number of Shares          Percentage
Name                            Beneficially Owned(1)   Beneficially Owned
----                            ---------------------   ------------------
Philip Rosner(2).................  2,275,465 (3)(4)             18.1 %
A. Gary Frumberg(2)..............  1,442,199 (3)                11.5 %
Richard R. Higgins...............    929,500                    7.5 %
Stanley Altschuler...............  1,065,000 (5)                 8.2 %
Richard E. Cooper................    720,000 (6)                 5.5 %
Sean Deson (2)...................         -- (7)                   *
Bruce S. Foerster (2)............         -- (8)                   *
Werner F. Hiller(2) .............     10,000 (8)                   *
Irwin D. Simon (2) ..............         -- (8)                   *
Ronald J. Dintemann (2)..........    149,111 (9)                 1.2 %
Harvey Farber(2) ...............      54,100(10)                   *
Joseph A. Gemmo(2) .............     120,000(11)                   *
All directors and executive
  officers as a group (9 persons)  4,050,875                    31.5%

----------

*     Less than 1%

(1) As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (i) the power to vote, or direct the voting of, such security or (ii) investment power which includes the power to dispose or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days of the date shown above.

(2) The business address of each of Messrs. Rosner, Frumberg, Dintemann, Farber and Gemmo is c/o Technology Flavors & Fragrances, Inc., 10 Edison Street East, Amityville, New York 11701. The business address of Mr. Deson is c/o Donaldson, Lufkin & Jenrette Securities Corporation, 277 Park Avenue, New York, New York 10172. The business address of Mr. Foerster is c/o South Beach Capital Markets Advisory Corporation, 4045 Sheridan Avenue, Suite 432, Miami Beach, Florida 33140. The business address of Mr. Hiller is 55 Dugway, Watchung, New Jersey 07060. The business address of Mr. Simon is c/o The Hain Food Group, Inc., 50 Charles Lindbergh Boulevard, Uniondale, New York 11553.

(3) Includes 100,000 shares of Common Stock issuable upon the exercise of options granted on April 8, 1994 to each of Messrs. Rosner and Frumberg.

(4) Includes 36,438 shares of Common Stock held by Mr. Rosner's wife. Mr. Rosner disclaims beneficial ownership of the shares held by his wife.

(5) Includes 470,000 shares of Common Stock personally owned by Mr. Altschuler. Also includes 595,000 shares of Common Stock issuable upon the exercise of the SGI Warrants held by SGI, of which Mr. Altschuler is a 50% stockholder. See"-Note 6." Accordingly. Mr. Altschuler may be deemed to own the 595,000 shares of Common Stock underlying the SGI Warrants, which are currently exercisable. Mr. Altschuler may therefore be deemed to beneficially own an aggregate of 1,065,000 shares of Common Stock. Mr. Altschuler has sole voting and dispositive power over the 470,000 shares of Common Stock which he personally owns. Mr Altschuler shares dispositive power over the SGI Warrants and, upon the exercise of such warrants, would share voting power over the shares of Common Stock underlying such warrants. See "Executive Compensation-Consulting Agreements."

(6) Includes 125,000 shares of Common Stock personally owned by Mr. Cooper. Also includes 595,000 shares of Common Stock issuable upon the exercise of the SGI Warrants by SGI, of which Mr. Cooper is a 50% stockholder. See "-Note 5." Accordingly, Mr. Cooper may be deemed to own the 595,000 shares of Common Stock underlying the SGI Warrants, which are currently exercisable. Mr. Cooper may therefore be deemed to beneficially own an aggregate of 720,000 shares of Common Stock. Mr. Cooper has sole voting and dispositive power over the 125,000 shares of Common Stock which he personally owns. Mr. Cooper shares dispositive power over the SGI Warrants and, upon exercise of such warrants, would share voting power over the shares of Common Stock underlying such warrants. See "Executive Compensation-Consulting Agreements."

(7) Does not include non-plan options to purchase 200,000 shares of Common Stock that have not yet vested which were granted to Mr. Deson upon his election to the Board of Directors on June 29, 1998. Such options are subject to stockholder and TSE approval and have an exercise price equal to $0.9687, the closing price of the Common Stock on the OTC Bulletin Board on the date of the grant. Such options vest in equal increments over a period of five years from the date of the grant, and expire ten years from the date of the grant.

(8) Does not include non-plan options to purchase 100,000 shares of Common Stock that have not yet vested which were granted to each to Messrs. Foerster, Hiller and Simon upon their election to the Board of Directors on June 29, 1998. Such options are subject to stockholder and TSE approval and have an exercise price equal to $0.9687, the closing price of the Common Stock on the OTC Bulletin Board on the date of the grant. Such options vest in equal increments over a period of five years from the date of the grant, and expire ten years from the date of the grant.

(9) Includes ten-year options to purchase 80,000 shares of Common Stock granted to Mr. Dintemann on April 8, 1994 and excludeoptions to purchase an additional 20,000 shares that have not yet vested. Such unvested options vest in equal installments of 5,000 shares per year.

(l0) Includes ten-year options to purchase 27,500 shares of Common Stock granted to Mr. Farber on January 23, 1996 and February 27, 1997 and excludes options to purchase an additional 32,500 shares that have not yet vested. A total of 2,500 shares of such unvested options vest on January 23, 2000, while the remaining unvested options vest in equal installments of 10,000 shares on each February 27, 2000, 2001 and 2002.

(11) Represents ten-year options to purchase 120,000 shares of Common Stock granted to Mr. Gemmo and excludes options to purchase an additional 30,000 shares that have not yet vested. Such unvested options vest in equal installments of 10,000 shares on each February 27, 2000, 2001 and 2002.

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Principal Shareholders

      None

Transactions with Directors and Executive Officers

      The following table sets forth certain information regarding loans made by the Company to its directors and executive officers which were outstanding as of December 31, 1998 (collectively, the "Loans"). On March 15, 1999, the loans were amended to change the maturity date from December 31, 1999 to March 15, 2002. As of March 15, 1999, the aggregate indebtedness owed to the Company pursuant to the Loans was $274,129, including accrued interest thereon. The Loans are secured by shares of the Company's Common Stock owned by Messrs. Rosner and Frumberg, and bear interest at a bank's prime rate and are due in equal annual installments of principal and interest through March 15, 2002.

                       Table of Indebtedness of Directors
                        and Executive Officers of Company

                                                    Amount                Amount
                                                  Outstanding          Outstanding
                                   Involvement       as of                as of
Name and Principal Position        of Issuer   December 31, 1998(1)   March 15, 1999(1)
---------------------------        ---------   --------------------   -----------------
Philip Rosner, Chairman of the
  Board and President                Lender       $191,976              $195,106
A. Gary Frumberg, Director and
  Executive Vice President           Lender         77,756                79,023

-----------

(1)   Includes accrued interest.

ITEM 13-EXHIBITS AND REPORTS ON FORM 8-K.

      (a) The exhibits listed below are filed as part of this Annual Report on Form 10-KSB.

 Exhibit
  Number                                   Document
  ------                                   --------
     3.1  Certificate of Incorporation and By-Laws.                                    (A)
     4.1  Form of Certificate Representing Share of Common Stock.                      (A)
     5.1  Opinion of Baer Marks & Upham LLP.
    10.1  Lease for Property in Amityville, New York.                                  (A)
    10.2  1993 Employee Stock Option Plan.                                             (A)
    10.3  Seafla, Inc. Asset Purchase Agreement dated December 6, 1995.                (B)
    10.4  Purchase Agreement, dated as of October 17, 1996, between the Company and
          the Purchasers listed therein.                                               (D)
    10.5  General Security Agreement, dated as of October 17, 1996, between the
          Company and the Purchasers listed therein.                                   (D)
    10.6  Class A Warrant Certificates.                                                (D)
    10.7  Class B Warrant Certificates.                                                (D)
    10.8  Letter Agreement, dated as of November 1, 1996, by and between the Company
          and the Purchasers listed therein.                                           (D)
    10.9  Escrow Agreement relating to shares of Messrs. Rosner and Frumberg.          (A)
   10.10  Amendment to Amended and Restated Promissory Note of the Company issued to
          RRHDH, Inc. dated March 26, 1997.                                            (E)
   10.11  Recognition, Subordination & Limited Waiver Agreement, dated October
          17, 1996, by and among the Company, North Fork Bank and the Purchasers
          under the Purchase Agreement dated October 17, 1996.                         (E)
   10.12  North Fork Bank Consolidated, Modified Revolving Credit Note, dated
          October 22, 1996.                                                            (E)
   10.13  Waiver and Amendment, dated April 9, 1997 between North Fork Bank and the
          Company.                                                                     (E)
   10.14  Amendment to Consolidated, Modified Revolving Note.                          (E)
   10.15  Warrant Certificate to North Fork Bank.                                      (E)
   10.16  1996 Employee Stock Option Plan.                                             (F)
   10.17  Credit Agreement, dated as of October 16, 1997, among the Company and The
          Chase Manhattan Bank.                                                        (F)
   10.18  Guarantee, dated October 16, 1997, given by Technology Flavors &
          Fragrances, Inc. (Canadian Subsidiary) to The Chase Manhattan Bank.          (F)
   10.19  Intercreditor Agreement, dated as of October 16, 1997, among The Chase
          Manhattan Bank, Seafla, Inc. and the Company.                                (F)
   10.20  Security Agreement, dated as of October 16, 1997, between the Company and
          The Chase Manhattan Bank.                                                    (F)
   10.21  Waiver and Amendment, dated March 27, 1998, between The Chase Manhattan
          Bank and the Company.                                                        (G)
  *10.22  Waiver, dated August 14, 1998, between The Chase Manhattan Bank and the
          Company.
  *10.23  Amendment, dated September 30, 1998, between The Chase Manhattan Bank and the Company.
  *10.24  Amendment, dated March 1, 1999, between The Chase Manhattan Bank and the Company.
  *10.25  Promissory Note of Philip Rosner issued to the Company, dated March 15,
          1999.
  *10.26  Stock Pledge Agreement, dated March 15, 1999, between Philip
          Rosner and the Company.
  *10.27  Promissory Note of A. Gary Frumberg issued to the Company, dated
          March 15, 1999.
  *10.28  Stock Pledge Agreement, dated March 15, 1999, between A. Gary Frumberg and the Company.
   10.29  Asset Purchase Agreement, dated August 25, 1998, between the Company,
          Mane-Seafla, Inc. and Mane USA, Inc.                                         (H)
    11.1  Statement re: Computation of Per Share Earnings (not required pursuant to
          Item 601(b) of Regulation S-B).
    16.1  Letter on Change of Certified Accountants.                                   (B)
    16.2  Letter, dated June 11, 1996, from Coopers & Lybrand, L.L.P.                  (C)
    21.1  Subsidiaries of the Company.                                                 (F)
   *27.1  Financial Data Schedule.

(A) Incorporated by reference to the Company's Registration Statement on Form 10-SB (File No. 0-26682) filed with the Commission on August 28, 1995.

(B) Incorporated by reference to the Company's Report on Form 8-K filed with the Commission on December 20, 1995.

(C) Incorporated by reference to the Company's Report on Form 8-K, filed with the Commission on June 12, 1996.

(D) Incorporated by reference to the Company's Report on Form 8-K filed with the Commission on November 4, 1996.

(E) Incorporated by reference to the Company's Report on Form 10-KSB, as amended, filed with the Commission for the year ended December 31, 1996.

(F) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-44841) filed with the Commission on January 23, 1998.

(G) Incorporated by reference to the Company's Report on Form 10-KSB filed with the Commission for the year ended December 31, 1997.

(H) Incorporated by reference to the Company's Report on Form 8-K filed with the Commission on September 9, 1998.

* Filed herewith.

      (b) Reports on Form 8-K.

      During the fourth quarter of 1998, on November 5, 1999, the Company filed with the Securities and Exchange Commission a Form 8-K/A to its report on Form 8-K filed on September 9, 1998. Such report on Form 8-K/A related to the filing of certain proforma financial information relative to the Company's sale of the Seasoning Division on August 25, 1998.

                                        SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Technology Flavors & Fragrances, Inc.


Dated: March 23, 1999             By: /s/ JOSEPH A. GEMMO
                                      --------------------------------
                                          Joseph A. Gemmo
                                      Vice President and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                      Title                            Date
      ---------                      -----                            ----

/s/ PHILIP ROSNER        Chairman of the Board, President       March 23, 1999
----------------------   and Director (Principal
    Philip Rosner        Executive Officer)


/s/ A.GARY FRUMBERG      Executive Vice President and Director  March 23, 1999
----------------------
   A. Gary Frumberg


/s/ JOSEPH A. GEMMO      Vice President, Chief Financial        March 23, 1999
----------------------   Officer and Secretary
   Joseph A. Gemmo       (Principal Financial and
                         Accounting Officer)


/s/ SEAN DESON           Director                               March 23, 1999
----------------------
     Sean Deson


/s/ BRUCE S. FOERSTER    Director                                March 23, 1999
----------------------
  Bruce S. Foerster


/s/ WERNER F. HILLER    Director                                 March 23, 1999
----------------------
   Werner F. Hiller


/s/ IRWIN D. SIMON       Director                                March 23, 1999
----------------------
   Irwin D. Simon

                                  Exhibit Index
Exhibit
Number                             Description
------                             -----------

10.22 Waiver, dated August 14, 1998, between The Chase Manhattan Bank and the Company.

10.23 Amendment, dated September 30, 1998, between The Chase Manhattan Bank and the Company.

10.24 Amendment, dated March 1, 1999, between The Chase Manhattan Bank and the Company.

10.25 Promissory Note of Philip Rosner issued to the Company, dated March 15, 1999.

10.26 Stock Pledge Agreement, dated March 15, 1999, between Philip Rosner and the Company.

10.27 Promissory Note of A. Gary Frumberg issued to the Company, dated March 15, 1999.

10.28 Stock Pledge Agreement, dated March 15, 1999, between A. Gary Frumberg and the Company.

27.1   Financial Date Schedule.

                          Index to Financial Statements
                                                                            Page
                                                                            ----

Report of Independent Auditors                                               F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997                 F-3

Consolidated Statements of Operations for the Years Ended
December 31, 1998 and 1997                                                   F-4

Consolidated Statements of Stockholders' Equity for the Years
Ended December 31, 1998 and 1997                                             F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1998 and 1997                                                   F-6

Notes to Consolidated Financial Statements for the Years Ended
December 31, 1998 and 1997                                                   F-8

                         Report of Independent Auditors

To the Stockholders and Board of Directors of Technology Flavors & Fragrances, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Technology Flavors & Fragrances, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Technology Flavors & Fragrances, Inc. and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

Melville, New York
March 15, 1999

                           Technology Flavors & Fragrances, Inc.
                               Consolidated Balance Sheets


                                                                         At December 31,
                                                                  ----------------------------
                                                                      1998           1997
                                                                  -----------     ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents ...................................   $    317,034    $    576,175
  Receivables (less allowance for doubtful accounts
    of $235,000 in 1998 and $145,000  in 1997) (Note 3) .......      2,526,729       2,197,586
  Inventories (Note 4) ........................................      2,802,284       3,347,439
  Prepaid expenses and other current assets ...................         32,757          58,879
  Current assets of discontinued operations (Note 9) ..........             --         904,894
                                                                  ------------    ------------
    Total current assets ......................................      5,678,804       7,084,973
Fixed assets, net (Note 5) ....................................        604,511         727,322
Intangible assets, net (Notes 6 and 10) .......................      1,108,058       3,097,476
Other assets ..................................................        371,656          38,466
Notes receivable from related parties (Note 7) ................        269,732         279,520
Non-current assets of discontinued operations (Note 9) ........             --       3,147,337
                                                                  ------------    ------------
    Total assets ..............................................   $  8,032,761    $ 14,375,094
                                                                  ============    ============

                                       LIABILITIES

Current liabilities:
  Accounts payable ............................................   $  1,621,887    $    921,997
  Accrued expenses ............................................        611,150         418,652
  Revolving credit facility (Note 8) ..........................      1,612,634              --
  Current portion of long-term debt (Note 8) ..................         34,562          27,212
    Current liabilities of discontinued operations (Note 9) ...             --         718,997
                                                                  ------------    ------------
    Total current liabilities .................................      3,880,233       2,086,858
Long-term debt (Note 8) .......................................         40,616       1,966,275
Deferred credits ..............................................        321,727          34,367
Long-term debt of discontinued operations (Note 9) ............             --       4,738,019
                                                                  ------------    ------------
                                                                     4,242,576       8,825,519

Commitments (Note 12)

                                   STOCKHOLDERS' EQUITY

Common stock:
  $.01 par value, authorized 20,000,000 shares,
     issued 12,449,623 and 12,374,623, respectively ...........        124,496         123,746
Paid-in capital ...............................................     10,178,011      10,138,161
Accumulated deficit ...........................................     (6,512,322)     (4,476,048)
Unearned compensation arising from stock awards of discontinued
  operations (Note 9) .........................................             --        (236,284)
                                                                  ------------    ------------
    Total stockholders' equity ................................      3,790,185       5,549,575
                                                                  ------------    ------------
    Total liabilities and stockholders' equity ................   $  8,032,761    $ 14,375,094
                                                                  ============    ============

                          Technology Flavors & Fragrances, Inc.
                           Consolidated Statements of Operations

                                                                           For the years ended
                                                                              At December 31,
                                                                      ----------------------------
                                                                          1998           1997
                                                                      ------------    ------------
                                                                               (Note 9)
Net sales .........................................................   $ 13,888,242    $ 18,022,348
Cost of sales .....................................................      8,288,245      11,013,889
                                                                      ------------    ------------
      Gross profit ................................................      5,599,997       7,008,459
                                                                      ------------    ------------
Operating expenses:
  Selling .........................................................      2,713,869       2,941,765
  General and administrative ......................................      1,917,868       1,958,448
  Research and development ........................................      1,396,158       1,603,545
  Amortization expense ............................................        354,375         566,243
  Write-down of intangible assets and other charges ...............      2,119,760              --
                                                                      ------------    ------------
      Total operating expenses ....................................      8,502,030       7,070,001
                                                                      ------------    ------------
Loss from operations ..............................................     (2,902,033)        (61,542)
Interest expense, net .............................................       (107,787)       (230,921)
                                                                      ------------    ------------
Loss before provision for income taxes ............................     (3,009,820)       (292,463)
Provision for income taxes ........................................         (1,730)         (8,840)
                                                                      ------------    ------------

Loss from continuing operations ...................................     (3,011,550)       (301,303)
Discontinued operations:
   Gain on disposal of discontinued operations ....................      1,080,157              --
   Loss from discontinued operations ..............................       (104,881)       (346,855)
                                                                      ------------    ------------
                                                                           975,276        (346,855)
                                                                      ------------    ------------
Net loss ..........................................................   $ (2,036,274)   $   (648,158)
                                                                      ============    ============
Net (loss) income per common share:
   Continuing operations ..........................................   $       (.24)   $       (.02)
   Discontinued operations ........................................            .08            (.03)
                                                                      ------------    ------------
Net loss per common share .........................................   $       (.16)   $       (.05)
                                                                      ============    ============

Weighted average shares outstanding ...............................     12,399,623      12,038,875
                                                                      ============    ============

                                  See accompanying notes.

                           Technology Flavors & Fragrances, Inc.
                      Consolidated Statements of Stockholders' Equity For the years ended December 31, 1998 and 1997

                                                 Common Stock
                                             --------------------          Paid-In      (Accumulated
                                             Shares        Amount          Capital        Deficit)
                                             ------        ------          -------        --------
Balance at December 31, 1996 ...........  11,993,406    $    119,934    $  9,409,706    $ (3,827,890)

   Shares issued in connection
     with convertible debt financing ...     387,655           3,877         670,590
   Shares issued in connection
     with exercise of warrants .........       5,000              50           2,750
   Shares issued in connection with
     employment agreement ..............      25,000             250          24,750
   Cancellation of treasury stock ......     (36,438)           (365)         (9,635)
   Amortization of unearned
     compensation ......................
   Warrants issued to a bank in
     connection with obtaining
     covenant modifications ............                                      20,000
   Options issued for consulting
     services ..........................                                      20,000
    Net loss ...........................                                                    (648,158)
                                          ----------     -----------    -------------    -----------

Balance at December 31, 1997 ...........  12,374,623         123,746      10,138,161      (4,476,048)


Shares issued in connection with
   exercise of stock options ...........    75,000             750            42,750
Redemption of warrants .................                                     (20,000)
Options issued for consulting
    services ...........................                                      17,100
Amortization of unearned
   compensation ........................
Write-off of unearned compensation
   associated with discontinued
   operations ..........................     187,779
Net loss ...............................                                                  (2,036,274)
                                          ----------     -----------    -------------    -----------

Balance at December 31, 1998 ...........  12,449,623     $   124,496    $ 10,178,011     $(6,512,322)
                                          ==========     ============   =============    ===========

                                             Unearned
                                             Compensation           Treasury Stock
                                            Arising from        ----------------------
                                            Stock Awards         Stock          Amount      Total
                                            ------------         -----          ------      -----

Balance at December 31, 1996 ...........  $   (317,295)        (36,438)    $  (10,000)   $  5,374,455

   Shares issued in connection
     with convertible debt financing ...                                                      674,467
   Shares issued in connection
     with exercise of warrants ..........                                                       2,800
   Shares issued in connection with
     employment agreement ..............                                                       25,000
   Cancellation of treasury stock ......                        36,438          10,000
   Amortization of unearned
     compensation ......................        81,011                                         81,011
  Warrants issued to a bank in
     connection with obtaining
     covenant modifications ............                                                       20,000
  Options issued for consulting
     services ..........................                                                       20,000
   Net loss ............................                                                     (648,158)
                                          ------------    ------------    ------------    ------------

Balance at December 31, 1997 ...........       (236,284)             --              --     5,549,575

Shares issued in connection with
   exercise of stock options ...........                                                       43,500
Redemption of warrants .................                                                       20,000
Options issued for consulting
    services ...........................                                                       17,100
Amortization of unearned
   compensation ........................        48,505                                         48,505
Write-off of unearned compensation
   associated with discontinued
   operations ..........................       187,779                                        187,779
Net loss ...............................                                                   (2,036,274)
                                          ------------    ------------    ------------    ------------
Balance at December 31, 1998 ...........  $         --    $         --    $         --    $ 3,790,185
                                          ============    ============    ============    ============

                                  See accompanying notes.

                         Technology Flavors & Fragrances, Inc.
                          Consolidated Statements of Cash Flows

                                                                                        For the years ended
                                                                                           At December 31,
                                                                             ------------------------------------
                                                                                   1998                  1997
                                                                             -----------------   ----------------
Cash flows from operating activities:
  Net loss ................................................................. $(2,036,274)             $  (648,158)
  Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities
    Net gain on sale of Seasoning Division .................................  (1,080,157)                     --
    Depreciation and amortization ..........................................     507,106               1,360,217
    Write-down of intangible assets ........................................   1,723,000                      --
    Provision for bad debts ................................................     195,710                  27,709
    Deferred rent ..........................................................      12,360                  12,360
    Loss on disposal of fixed assets .......................................      15,697                      --
    Non-cash consulting charge .............................................      17,100                      --
    Changes in assets and liabilities:
      Accounts receivable ..................................................    (524,853)                809,207
      Inventories ..........................................................     545,155                 285,106
      Prepaid expenses and other current assets ............................      26,122                  29,177
      Other assets .........................................................    (146,147)               (180,246)
      Accounts payable .....................................................     699,890              (1,613,129)
      Accrued expenses .....................................................     192,498                (324,419)
                                                                             -----------             -----------
     Net cash provided by (used in) operating activities ..................     147,207                (242,176)
                                                                             -----------             -----------
Cash flows from investing activities:
    Net proceeds from sale of Seasoning Division ...........................   3,911,656                      --
    Purchase of fixed assets ...............................................     (45,617)               (141,074)
    Proceeds from notes receivable .........................................       9,788                   1,491
                                                                             -----------             -----------
    Net cash provided by (used in) investing activities ....................   3,875,827                (139,583)
                                                                             -----------             -----------
Cash flows from financing activities:
    Proceeds from long-term debt financing .................................     700,000               6,264,600
    Repayment of long-term debt ............................................  (5,005,675)             (5,536,235)
    Proceeds from exercise of stock options ................................      43,500                   2,800
    Payment for redemption of warrants .....................................     (20,000)                     --
                                                                             -----------             -----------
      Net cash (used in) provided by financing activities ..................  (4,282,175)                731,165
                                                                             -----------             -----------
(Decrease) increase in cash ................................................    (259,141)                349,406
Cash-beginning of year .....................................................     576,175                 226,769
                                                                             -----------             -----------
Cash-end of year ...........................................................    $317,034             $   576,175
                                                                             ===========             ===========
Supplemental information:
    Cash paid during the year for interest ................................. $   447,000             $   636,000
                                                                             ===========             ===========
    Cash paid during the year for income taxes ............................. $     8,800             $     2,600
                                                                             ===========             ===========

                                 See accompanying notes.

                          Technology Flavors & Fragrances, Inc.
                    Consolidated Statements of Cash Flows (Continued)

Supplemental disclosures of non-cash investing and financing activities:

      Equipment acquired under a capital lease obligation amounted to $33,000 in 1997.

      In December 1997, the Company issued 25,000 shares of Common Stock valued at $25,000 to an officer of the Company as additional compensation pursuant to an employment agreement.

      In April 1997, the Company issued 100,000 warrants to a bank valued at $20,000 in connection with the bank's amendment of a certain financial covenant in 1997 and 1996.

      In January 1997, the Company issued options to purchase 125,000 shares of Common Stock to a consultant valued at $20,000 in connection with a consulting agreement.

      In June 1998, the Company issued options to purchase an aggregate of 300,000 shares of Common Stock to three Advisory Committee members appointed by the Board of Directors for consulting services valued at $17,100 for 1998.

                                See accompanying notes.

                         Technology Flavors & Fragrances, Inc.
                       Notes to Consolidated Financial Statements
                     For the years ended December 31, 1998 and 1997

1. Description of Business and Basis of Presentation

      Technology Flavors & Fragrances, Inc. (the "Company") is a manufacturer of flavor and fragrance products used to provide or enhance flavors or fragrances in a wide variety of consumer and industrial products.

      The accompanying consolidated financial statements of the Company for 1997 have been restated for presentation purposes to reflect the Company's discontinued operations relating to the sale of its Seasoning Division (the "Division") on August 25, 1998 to Mane-Seafla, Inc., a subsidiary of Mane USA, Inc. (collectively, "Mane"). See Note 9.

2. Summary of Significant Accounting Policies

Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Inventories

      Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. The cost of raw materials is determined using the specific identification method.

Long-Lived Assets

      The Company periodically reviews the carrying value of its long-lived assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flow analyses. Such a review has been performed by management and an impairment loss has been recognized for the year ended December 31, 1998. See Note 10.

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

Intangible Assets

      Amortization of intangible assets is provided using the straight-line method over the estimated useful lives of the assets. Annually, the Company assesses the realizability of its capitalized formulations based upon the yearly level of product utilization and forecasted sales data. See Note 10.

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

                      Technology Flavors & Fragrances, Inc.
             Notes to Consolidated Financial Statements (Continued)
                 For the years ended December 31, 1998 and 1997

2. Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation

      The financial condition and results of operations of the Company's subsidiaries are measured using local currency as the functional currency. Balance sheet accounts are translated at the exchange rate in effect at the end of the year, and income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates between years have not been material.

Earnings Per Share

      In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

Revenue Recognition

      The Company recognizes revenue when inventory is shipped and title legally transfers to the purchaser.

Advertising Costs

      The Company expenses advertising costs as incurred. Advertising costs of continuing operations were approximately $155,000 in 1998 and $31,000 in 1997.

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

Recent Accounting Pronouncements

      Comprehensive Income

      In 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income," which the Company adopted in 1998. The effect of such adoption was not material.

      Segment Disclosures

      In 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," which the Company adopted in 1998. The effect of such adoption was not material because it was determined that the Company operates as one segment.

                      Technology Flavors & Fragrances, Inc.
             Notes to Consolidated Financial Statements (Continued)
                 For the years ended December 31, 1998 and 1997

3. Receivables

                                                 December 31,   December 31,
                                                     1998           1997
                                                     ----           ----
Trade..........................................    $2,318,445   $2,075,214
Alcohol drawbacks..............................        61,574       42,320
Other..........................................       146,710       80,052
                                                   ----------   ----------
                                                   $2,526,729   $2,197,586
                                                   ==========   ==========

      In 1998 and 1997, the allowance for doubtful accounts of continuing operations increased by an additional provision of $194,000 and $28,000, respectively, and was reduced by bad debt write-offs of $104,000 and $13,000, respectively. Included within trade receivables at December 31, 1998 and 1997 is an amount due from a party related to an executive and principal shareholder of the Company in the amount of approximately $215,000 and $250,000, respectively.

4. Inventories

                                                  December 31,   December 31,
                                                     1998           1997
                                                     ----           ----
Raw materials..................................    $1,718,553   $2,479,679
Finished goods.................................     1,083,731      867,760
                                                   ----------   ----------
                                                   $2,802,284   $3,347,439
                                                   ==========   ==========

5. Fixed Assets

                                                  December 31,   December 31,
                                                     1998           1997
                                                     ----           ----
Machinery and equipment........................    $1,156,962   $1,166,914
Leasehold improvements.........................       576,188      609,131
Furniture and fixtures.........................       488,443      520,916
                                                   ----------   ----------
                                                    2,221,593    2,296,961
Less: accumulated depreciation and amortization    (1,617,082)  (1,569,639)
                                                   ----------   ----------
                                                   $  604,511   $  727,322
                                                   ==========   ==========

      Depreciation and amortization expense of continuing operations relating to fixed assets for the years ended December 31, 1998 and 1997 was approximately $153,000 and $201,000, respectively.

6. Intangible Assets

                                    Amortization   December 31,   December 31,
                                      Period          1998           1997
                                      ------          ----           ----
Formulations......................     10-13       $1,048,979   $4,492,959
Organization costs................         5               --       44,640
Customer lists....................     10-13           86,105      260,000
Trademarks........................         5               --       14,095
                                                   ----------   ----------
                                                    1,135,084    4,811,694
Less: accumulated amortization....                    (27,026)  (1,714,218)
                                                   ----------   ----------
                                                   $1,108,058   $3,097,476
                                                   ==========   ==========

                      Technology Flavors & Fragrances, Inc.
             Notes to Consolidated Financial Statements (Continued)
                 For the years ended December 31, 1998 and 1997

6.  Intangible Assets (Continued)

      Amortization expense of continuing operations relating to intangible assets for the years ended December 31, 1998 and 1997 was approximately $266,000 and $363,000, respectively. See Note 10.

7. Notes Receivable From Related Parties

      Notes receivable from related parties consist of amounts owed by two executives and principal shareholders of the Company and are secured by shares of the Company's Common Stock. The notes bear interest at a bank's prime rate and are due in annual installments of principal and interest through March 15, 2002. On March 15, 1999, the notes were amended to change the maturity date from December 31, 1999 to March 15, 2002.

8. Debt

                                                  December 31,   December 31,
                                                     1998           1997
                                                     ----           ----
Revolving Credit Facility......................    $1,612,634    $1,887,634
Capital leases ................................        75,178       105,853
                                                   ----------    ----------
      Total debt ..............................     1,687,812     1,993,487
Less: current maturities.......................     1,647,196        27,212
                                                   ----------    ----------
      Total long-term debt .................       $   40,616    $1,966,275
                                                   ==========    ==========


      On October 16, 1997, the Company entered into a credit agreement with a bank which provided for a $6,000,000 Revolving Credit Facility and a $750,000 Term Loan Facility (the "1997 Facility"). Initially, the 1997 Facility bore interest at the Company's option based on the London Interbank Offered Rate ("LIBOR") plus 2-1/2% (which equated to approximately 1/4 of 1% below the bank's prime rate) or 2 of 1% above the bank's prime rate. Outstanding borrowings are secured by substantially all of the assets of the Company, subject to the Company's borrowing base which includes eligible receivables and inventories. The 1997 Facility requires the maintenance of certain financial and other covenants. In December 1997, the Company was in violation of two financial covenants in the credit agreement relating to the 1997 Facility. In March, 1998, the Company and the lender entered into a waiver and amendment agreement (the "1998 Amendment") which waived compliance by the Company with certain covenants for 1997 and amended certain financial covenants for 1998. In connection with the Amendment, the Company paid the bank $75,000 on July 1, 1998. In June 1998, the Company was in violation of certain financial covenants under the 1997 Facility and, in August 1998, the lender waived compliance by the Company with such covenants for the six months ended June 30, 1998.

      In connection with the Company's sale of its Seasoning Division (see Note
9), the net cash proceeds from the sale of approximately $4,000,000, after deducting closing costs, was used to pay down the Company's outstanding term loan balance under the 1997 Facility of $637,500 and a portion of the outstanding revolving loan of such credit facility with the lender. As of December 31, 1998, approximately $1,613,000 of borrowings remained outstanding under the revolving loan portion of the 1997 Facility. In connection with the Company's sale of the Seasoning Division on August 25, 1998, the lender: (a) reduced the maximum borrowings available to the Company under the 1997 Facility from $6,750,000 to $2,750,000, (b) eliminated two financial covenants and modified two other financial covenants, and (c) increased the lending rate on outstanding borrowings to LIBOR plus 375 basis points, or 1% above the bank's prime rate, at the Company's option. At December 31, 1998, approximately $1,092,000 was available for borrowings against the Company's borrowing base under the 1997 Facility and the outstanding borrowings under the 1997 Facility bore interest at the rate of approximately 8.7% per annum.

      On March 1, 1999, the Company and the lender entered into an amendment agreement (the "1999 Amendment") which extended the maturity date of the 1997 Facility from March 31, 1999 to June 30, 1999. Pursuant to the 1999 Amendment, the lending rate on outstanding borrowings was increased to 22% above the bank's prime rate, and the Company was required to pay $15,000 to the bank. On March 9, 1999, the Company entered into a letter of intent with another lender regarding a three year $3.0 million credit facility the ("1999 Credit Facility") to refinance its existing revolving credit facility. The consummation of any financing with respect to the 1999 Credit Facility would be subject to numerous closing conditions, including a customary lender audit review, an appraisal and final credit approval.

                      Technology Flavors & Fragrances, Inc.
             Notes to Consolidated Financial Statements (Continued)
                 For the years ended December 31, 1998 and 1997

9. Discontinued Operations

      On August 25, 1998, the Company sold substantially all of the assets and certain liabilities relating to its Seasoning Division, located in Milford, Ohio, to Mane, USA for $5,500,000 in cash, less an aggregate of $1,003,454 in principal and interest assumed by Mane, USA which was owed by the Company under a promissory note to a former director and executive officer of the Company in connection with the Company's acquisition of the Seasoning Division in December 1995. Of the total purchase price paid, $275,000 is being held in escrow until August 25, 2000 to secure certain indemnification obligations of the Company. This has been recorded in Other Assets while the corresponding deferred gain was recorded in Deferred Credits. The results of operations of the Seasoning Division have been accounted for as discontinued operations in the accompanying consolidated financial statements.

      The Company recognized a net gain of approximately $1,080,000 on the sale of the Seasoning Division. Net losses attributable to the discontinued operations have been shown separately in the Company's consolidated statements of operations for all years presented. Net sales of the discontinued operations were $3,412,312 and $5,661,959 for the years ended December 31, 1998 and December 31, 1997, respectively. Interest expense allocated to the discontinued operations amounted to $291,000 and $473,000 for 1998 and 1997, respectively, and was based on the reduction in long-term debt from the net proceeds received from the sale of the discontinued operations.

      The assets and liabilities of the discontinued Seasoning Division as of December 31, 1997 are summarized as follows:

                    Current assets              $  904,894
                    Fixed assets, net              549,297
                    Intangible assets, net       2,461,517
                    Other assets                   136,523
                                               -----------
                          Total assets           4,052,231
                    Current liabilities           (718,997)
                    Long-term debt              (4,738,019)
                                               -----------
                          Total liabilities     (5,457,016)
                          Net liabilities      $(1,404,785)
                                               ===========

10. Write-Down of Intangible Assets and Other Charges

      Due primarily to the continued competitiveness of the flavor and fragrance industry and the relative weakness of the market for flavors in 1998, and the Company's focus on increasing product sales, management determined that certain previously acquired product formulations, which have historically been included in intangible assets, have been impaired. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company has determined that the future undiscounted cash flows estimated to be generated from certain purchased product formulations was less than the carrying amount of such formulations. Accordingly, the Company recorded a write-down of such intangible assets to their estimated fair values resulting in a $1,723,000 non-cash charge to earnings in 1998.

      Other charges principally consist of: (a) $186,000 in severance costs related to the termination of certain employees resulting from the implementation of a cost reduction program in September 1998, and (b) $124,950 for the settlement of litigation brought against the Company in February 1998 by Strategic Growth International, Inc., ("SGI") the Company's former investor relations consultant. In February 1998, SGI commenced an action against the Company seeking damages for the Company's alleged failure to perform its obligations under an agreement between the parties concerning certain consulting services to be performed by SGI. SGI, whose services were terminated by the Company in October 1997, was seeking damages in the amount of $124,950. On October 26, 1998, SGI and the Company entered into a settlement agreement for up to the full amount of the claim based upon the extent to which SGI exercises certain warrants previously issued to SGI in connection with its engagement by the Company.

11. Income Taxes

      The income tax provision for the years ended December 31, 1998 and 1997 represents current state income taxes.

                      Technology Flavors & Fragrances, Inc.
             Notes to Consolidated Financial Statements (Continued)
                 For the years ended December 31, 1998 and 1997

11. Income Taxes (Continued)

      A reconciliation of the income tax provision (benefit) of continuing operations at the statutory rate to income tax expense at the Company's annualized estimated effective tax rate for the years ended December 31, 1998 and 1997 is as follows:


                                                          1998           1997
                                                          ----           ----
Computed tax benefit at federal statutory rate ...   $(1,023,927)   $  (102,443)
State and local income tax benefit net of federal
 tax benefit .....................................      (120,462)       (12,052)
Discontinued operations ..........................       371,929       (128,446)
Non-deductible officers' life insurance premiums
 and travel and entertainment expenses ...........        13,202         14,697
Limitation on net operating loss carryforward ....       649,964        197,459
Other ............................................       111,024         39,625
                                                     -----------    -----------
Provision for income taxes .......................   $     1,730    $     8,840
                                                     ===========    ===========

      The components of deferred taxes as of December 31, 1998 and 1997 are as follows:

                                                       1998              1997
Deferred tax assets                                    ----              ----
   Accounts receivable .....................      $    89,300       $    62,700
   Capitalized inventory costs .............           19,878            35,263
   Depreciation ............................           97,421            13,533
   Intangibles .............................          748,975            94,421
   Net operating loss carryforward .........        1,083,933         1,383,587
   Other ...................................            4,863            13,059
                                                  -----------       -----------
                                                    2,044,370         1,602,563
Valuation allowance ........................       (2,044,370)       (1,602,563)
                                                  -----------       -----------
Net deferred tax asset .....................      $        --       $        --
                                                  ===========       ============

     The Company has net operating loss carryforwards relating to US operations of approximately $2,504,000 which expire at various dates from 2007 through 2014.

12. Commitments

Lease Obligations

      During 1994, the Company received a rent abatement of $150,000 relating to its Amityville, New York facility. As a result of the abatement, the Company paid no rent for the first six months of the lease term and paid reduced rent for the next seventeen months. The lease includes a provision for annual increases in rental payments. The Company has recorded rent expense using the straight-line method based on the minimum rent payable over the 12-year period of the lease.

                      Technology Flavors & Fragrances, Inc.
             Notes to Consolidated Financial Statements (Continued)
                 For the years ended December 31, 1998 and 1997

12. Commitments (Continued)

      Future minimum commitments under noncancelable operating leases, are as follows:

     Year ended
     December 31,
     ------------

     1999 ......................................................  $294,990
     2000 ......................................................   228,979
     2001 ......................................................   213,373
     2002 ......................................................   208,832
     2003 ......................................................   208,832
     Thereafter ................................................   487,274

      Rental expense charged to continuing operations for the years ended December 31, 1998 and 1997 was $375,000 and $397,000, respectively.

Employment Contracts

      The Company is obligated under employment contracts, providing for annual compensation, expiring on various dates through December 2000. Certain contracts also call for additional compensation based on sales volumes.

      Future fixed compensation under these contracts, not including commissions based upon sales volume, as of December 31, 1998 is as follows:


Year ended
December 31,
------------

     1999..................................................... $ 1,152,000
     2000.....................................................     547,000

13. Stockholders' Equity

Warrants/Stock Grants/Non-employee Stock Option Grants

      In December 1998, the Company issued stock options to purchase 30,000 shares of Common Stock to an investor relations consulting firm. The 1998 expense related to such options was not material.

      In June 1998, the Company issued stock options to purchase 100,000 shares of Common Stock to each of three Advisory Committee members appointed by the Company's Board of Directors in connection with consulting services valued at an aggregate of $17,100 for 1998.

      In December 1997, the Company issued 25,000 shares of Common Stock valued at $25,000 to an officer of the Company as additional compensation pursuant to an employment agreement.

      In April 1997, the Company issued warrants to purchase 100,000 shares of Common Stocks to a bank, which were valued at $20,000, in connection with the bank's 1996 waivers and 1997 amendment. Such warrants were redeemed in October 1998 in exchange for a $20,000 payment to the bank.

      In January 1997, the Company issued stock options to purchase 125,000 shares of Common Stock to a consultant valued at $20,000 in connection with a consulting agreement for financial advisory services.

                      Technology Flavors & Fragrances, Inc.
             Notes to Consolidated Financial Statements (Continued)
                 For the years ended December 31, 1998 and 1997

13. Stockholders' Equity (Continued)

Stock Option Plans

      The Company has granted stock options under two separate plans: the 1996 Option Plan and the 1993 Option Plan.

      Under the 1996 and 1993 Option Plans, employees (including officers and directors who are employees) of the Company or its subsidiaries are eligible for the grant of Incentive Options to purchase up to a maximum of 1,000,000 and 500,000 shares, respectively, which vest ratably over periods ranging from three to five years. Options may also be granted to other persons, provided that such options shall be Non-Qualified Options. In the case of an Incentive Option, the exercise price cannot be less than the fair market value of the shares on the date the Option is granted, and if an optionee is a shareholder who beneficially owns 10% or more of the outstanding Common Stock, the exercise price of the Incentive Options cannot be less than 110% of such fair market value. The exercise price of Non-Qualified Options shall be determined by the Company's Board of Directors or the Committee appointed by the Board of Directors.

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

      Pro forma information regarding net loss and net loss per share is determined as if the Company had accounted for its stock options granted subsequent to December 31, 1994, using the fair value method estimated at the date of grant using a Black-Sholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.5% and 6.3%; no dividend yield; volatility factor of the expected market price of the Company's Common Stock of 53% and 50%; and a weighted-average expected life of the options of 8 and 6 years at December 31, 1998 and 1997, respectively.

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:


                                                       1998        1997
                                                       ----        ----

Net loss from continuing operations as reported..  $(3,011,550) $(301,303)
Pro forma net loss from continuing operations....   (3,172,468)  (406,232)
Net loss per share from continuing operations as
  reported.......................................         (.24)      (.02)
Pro forma net loss per share from continuing
  operations.....................................         (.26)      (.03)

      FASB No. 123 method of accounting has not been applied to options granted prior to January 1, 1996. As a result, the pro forma compensation cost may not be representative of that to be expected in future years.

                          Technology Flavors & Fragrances, Inc.
                 Notes to Consolidated Financial Statements (Continued)
                     For the years ended December 31, 1998 and 1997

13. Stockholders' Equity (Continued)

      The following table summarizes stock option activity for the years ended December 31, 1998 and 1997:

                                                   1998                 1997
                                          --------------------  --------------------
                                                  Weighted Avg.         Weighted Avg.
                                                     Exercise              Exercise
                                          Options     Price    Options     Price
                                          -------     -----    -------     -----
Outstanding at beginning of year .....    1,201,000    $ 1.08    629,500    $ .86
Granted ..............................       30,000      1.00    691,000     1.42
Exercised ............................      (75,000)      .58         --       --
Canceled .............................     (223,500)     1.49   (119,500)    1.87
                                          ---------             --------
Outstanding at end of year ...........      932,500      1.00  1,201,000     1.08
                                          =========     =====  =========    =====

Exercisable at end of year ...........      666,650              581,200
                                          =========            =========
Weighted average fair value of options
   granted during the year ...........                  $ .67              $ .68
                                                        =====               =====

      The following table summarizes information on stock options outstanding at December 31, 1998:

                                                          Weighted Average
                          Options      Options       Remaining Contractual Life
Exercise Price          Outstanding  Exercisable              in Years
--------------          -----------  -----------              --------
$.58-.64...............  416,500       416,500                   2.9
1.00-1.15..............   40,000        18,750                   9.2
1.28 - 1.6875..........  476,000       231,400                   8.4
                         -------       -------                   ---
                         932,500       666,650                   7.5
                         =======       =======                   ===

      At December 31, 1998, 492,500 shares of common stock were reserved for the future issuance of stock options.

      On June 29, 1998, the Company granted non-qualified stock options to purchase an aggregate of 800,000 shares of Common Stock to the Company's Board of Directors and Advisory Committee which are subject to the approval of the Company's stockholders and Toronto Stock Exchange, which have not occurred to date.

14. Employee Savings Plan

      The Company has an employee savings plan covering all non-union employees meeting certain age and length of service requirements, pursuant to Section 401k of the Internal Revenue Code. Participants may contribute a percentage of compensation, but not in excess of the maximum allowable by law.

      The Plan provides for a voluntary matching contribution by the Company which is one half of the amount contributed by the participant up to a maximum of 3% per annum. The Company temporarily discontinued its matching contribution from October 1997 through March 1998 at which time it was reinstated to a maximum of 1% per annum. Matching contributions amounted to $23,000 and $67,000 for the years ended December 31, 1998 and 1997, respectively. Employees vest in the employer contribution at the rate of 25% per year.

                      Technology Flavors & Fragrances, Inc.
             Notes to Consolidated Financial Statements (Continued)
                 For the years ended December 31, 1998 and 1997

15. Other Information

Concentrations of Credit Risk

      Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily trade accounts receivable. Ongoing credit evaluation of customers' financial condition are performed and generally no collateral is required. Credit losses have typically been within management's expectations.

      At December 31, 1998 and 1997, five customers accounted for approximately 42% and 35% of the accounts receivable balance, respectively. For the year ended December 31, 1998, no one customer accounted for more than 10% of the Company's net sales from continuing operations. For the year ended December 31, 1997, one customer accounted for 21% of the Company's net sales from continuing operations.

      For the years ended December 31, 1998 and 1997, export sales were approximately 33 % and 40%, respectively, of total sales from continuing operations. The Company's export sales are made to entities located primarily in Canada and South America. Receivables from such foreign sales at December 31, 1998 and 1997 amounted to 50% and 51%, respectively, of total accounts receivable.

      Cash and cash equivalent balances are held primarily at one financial institution and may, at times, exceed the amount insurable. The Company believes it mitigates its risks by investing in or through major financial institutions. Recoverability of investment is dependent upon the performance of the issuer.

16. Reconciliation of Canadian and United States Generally Accepted Accounting Principles

      These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. During 1998 and 1997, there were no material items which would be required to be recorded in order for the Company's financial statements to be in accordance with accounting principles generally accepted in Canada.