Form 10QSB
period 1999-03-31
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 1999-05-05
CIK 1000048

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                           Commission File No. 0-26682

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

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

                               YES |X|     NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the issuer's common stock, par value $.01 per share, as of April 28, 1999, was 12,449,623.

Transitional Small Business Disclosure Format (check one):

                               YES |_|     NO |X|

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                              INDEX TO FORM 10-QSB

                                 March 31, 1999

PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

      Item 1. - Financial Statements (Unaudited)

            Consolidated Balance Sheets at March 31, 1999
            and December 31, 1998..........................................  1

            Consolidated Statements of Operations
            for the Three Months Ended March 31, 1999
            and March 31, 1998.............................................  2

            Consolidated Statements of Cash Flows
            for the Three Months Ended March 31, 1999
            and March 31, 1998.............................................  3

            Notes to Consolidated Financial Statements.....................  4

      Item 2. - Management's Discussion and Analysis or
                Plan of Operation..........................................  6

PART II - OTHER INFORMATION................................................ 10

SIGNATURES................................................................. 11

                                     PART I

ITEM 1. - FINANCIAL STATEMENTS

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. Dollars)

                                                                AT                  AT
                                                             MARCH 31,         DECEMBER 31,
                                                               1999                1998
                                                            (Unaudited)           (Note)
                                                            ------------       ------------
                         ASSETS

Current assets:
  Cash and cash equivalents                                 $    116,839       $    317,034
  Receivables, net                                             3,287,508          2,526,729
  Inventories                                                  2,692,231          2,802,284
  Prepaid expenses and other current assets                       36,296             32,757
                                                            ------------       ------------

            Total current assets                               6,132,874          5,678,804

Fixed assets, net                                                585,459            604,511
Intangible assets, net                                         1,067,520          1,108,058
Other assets                                                     405,364            371,656
Notes receivable from related parties                            275,087            269,732
                                                            ------------       ------------

            Total assets                                    $  8,466,304       $  8,032,761
                                                            ============       ============

                       LIABILITIES
Current liabilities:
  Accounts payable                                          $  1,549,983       $  1,621,887
  Accrued expenses                                               543,021            611,150
  Revolving credit facility                                    1,987,634          1,612,634
  Current portion of long-term debt                               35,807             34,562
                                                            ------------       ------------

            Total current liabilities                          4,116,445          3,880,233

Long-term debt                                                    31,183             40,616
Deferred credits                                                 324,817            321,727
                                                            ------------       ------------
                                                               4,472,445          4,242,576
                  STOCKHOLDERS' EQUITY
Common stock:
    $.01 par value, issued 12,449,623 shares                     124,496            124,496
Paid-in capital                                               10,178,011         10,178,011
Accumulated deficit                                           (6,308,648)        (6,512,322)
                                                            ------------       ------------

            Total stockholders' equity                         3,993,859          3,790,185
                                                            ------------       ------------

            Total liabilities and stockholders' equity      $  8,466,304       $  8,032,761
                                                            ============       ============

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in U.S. Dollars) (Unaudited)

                                                   For the three months ended March 31,
                                                   ------------------------------------
                                                         1999            1998 (Note)
                                                     ------------       ------------
Net sales                                            $  3,642,388       $  3,587,732
Cost of sales                                           2,064,308          2,127,904
                                                     ------------       ------------
         Gross profit                                   1,578,080          1,459,828
                                                     ------------       ------------

Operating expenses:
   Selling                                                572,230            668,084
   General and administrative                             406,818            459,431
   Research and development                               311,579            391,097
   Amortization                                            40,539             90,306
                                                     ------------       ------------
         Total operating expenses                       1,331,166          1,608,918
                                                     ------------       ------------

Income (loss) from operations                             246,914           (149,090)
Interest expense, net                                     (39,304)           (36,982)
                                                     ------------       ------------

Income (loss) before provision for income taxes           207,610           (186,072)
Provision for income taxes                                 (3,936)            (1,200)
                                                     ------------       ------------

Income (loss) from continuing operations                  203,674           (187,272)

Loss from discontinued operations                              --           (137,966)
                                                     ------------       ------------

Net income (loss)                                    $    203,674       $   (325,238)
                                                     ============       ============

Net income (loss) per common share:
    Continuing operations                            $        .02       $       (.02)
    Discontinued operations                                    --               (.01)
                                                     ------------       ------------

Net income (loss) per share                          $        .02       $       (.03)
                                                     ============       ============

Weighted average shares outstanding                    12,622,878         12,374,623
                                                     ============       ============

Note: The consolidated statement of operations for the three month period ended March 31, 1998 has been restated for presentation purposes to reflect the Company's discontinued operations relating to the Company's sale of its Seasoning Division on August 25, 1998.

                             See accompanying notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in U.S. Dollars) (Unaudited)

                                                               For the three months ended March 31,
                                                               ------------------------------------
                                                                       1999            1998
                                                                     ---------       ---------
Cash flows from operating activities:
   Net income (loss)                                                 $ 203,674       $(325,238)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                  77,066         256,190
         Deferred rent                                                   3,090           3,090
         Changes in assets and liabilities:
            Accounts receivable                                       (760,779)       (853,519)
            Inventories                                                110,053         181,754
            Prepaid expenses and other current assets                   (3,539)        (45,947)
            Other assets                                               (33,708)        (59,955)
            Accounts payable                                           (71,904)        736,963
            Accrued expenses                                           (68,129)       (241,596)
                                                                     ---------       ---------

            Net cash used in operating activities                     (544,176)       (348,258)
                                                                     ---------       ---------

Cash flows from investing activities:
   Purchase of fixed assets                                            (17,476)             --
   Notes receivable                                                     (5,355)          4,611
                                                                     ---------       ---------

            Net cash (used in) provided by investing activities        (22,831)          4,611
                                                                     ---------       ---------

Cash flows from financing activities:
   Proceeds from revolving credit facility                             675,000         250,000
   Repayment of revolving credit facility                             (300,000)       (387,500)
   Repayment of capital leases                                          (8,188)         (6,886)
                                                                     ---------       ---------

            Net cash provided by (used in) financing activities        366,812        (144,386)
                                                                     ---------       ---------

Decrease in cash                                                      (200,195)       (488,033)

Cash - beginning of period                                             317,034         582,972
                                                                     ---------       ---------

Cash - end of period                                                 $ 116,839       $  94,939
                                                                     =========       =========

                             See accompanying notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

1. BASIS OF PRESENTATION

      Technology Flavors & Fragrances, Inc. (the "Company") develops and manufactures flavor and fragrance products used to provide or enhance flavors or fragrances in a wide variety of consumer and industrial products.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

      The accompanying unaudited consolidated financial statements of the Company for the three month period ended March 31, 1998 have been restated for presentation purposes to reflect the Company's discontinued operations relating to the sale of its Seasoning Division on August 25, 1998.

2. INVENTORIES

      Components of inventories are summarized as follows:

                                          March 31, 1999     December 31, 1998
                                          --------------     -----------------

      Raw Materials                         $1,699,465          $1,718,553
      Finished Goods                           992,766           1,083,731
                                            ----------          ----------
                                            $2,692,231          $2,802,284
                                            ==========          ==========

3. EARNINGS PER SHARE

      Basic net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share for the three month period ended March 31, 1999 was calculated using the weighted average common and common equivalent shares that were outstanding during the period. The effect of common stock equivalents for the three month period ended March 31, 1999 was not material and, thus, diluted net income per share was not presented. For the three month period ended March 31, 1998, the effect of common stock equivalents was anti-dilutive, and thus, diluted net loss per share was not presented.

4. REVOLVING CREDIT FACILITY

      The Company's current $2,750,000 revolving credit facility (the "Credit Facility") with its lender expires on June 30, 1999. On April 30, 1999, the Company obtained a commitment letter with another lender regarding a three year $3.0 million credit facility (the "1999 Credit Facility") to refinance the existing Credit Facility. The closing of the 1999 Credit Facility is subject to numerous closing conditions, including entering into a definitive credit agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

First Quarter 1999 Overview

      During the latter part of 1998, the Company focused its efforts on achieving the goals identified in its 1999 strategic business plan. Such goals included expanding the Company's sales and marketing activities and implementing a cost reduction program and operating efficiency improvements. The results of these efforts contributed to the Company's net income of $204,000 for the first quarter of 1999 as compared to a net loss of $(187,000) for the first quarter of 1998 relative to its continuing operations.

Results of Operations

      The following information for the three month periods ended March 31, 1999 and March 31, 1998 has been derived from the Company's unaudited consolidated financial statements and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

                                                       Three months ended March 31,
                                              ---------------------------------------------
                                                      1999                     1998
                                              -------------------     ---------------------
                                                      (dollar amounts in thousands)
Net sales                                     $ 3,642       100.0%    $ 3,588         100.0%
Gross profit                                    1,578        43.3       1,460          40.7
Operating expenses:
  Selling                                         572        15.7         668          18.6
  General and administrative                      407        11.2         460          12.9
  Research and development                        312         8.5         391          10.9
  Amortization                                     40         1.1          90           2.5
Income (loss) from operations                     247         6.8        (149)          4.2
Interest expense, net                              39         1.1          37           1.0
Provision for income taxes                          4          .1           1            --
Income (loss) from continuing operations          204         5.6        (187)          5.2
Loss from discontinued operations                  --          --        (138)          3.9
Net income (loss)                                 204         5.6        (325)          9.1

      Net sales. Net sales of $3,642,000 for the three months ended March 31, 1999 were slightly higher than the $3,588,000 for the same period in 1998 as shipments were relatively consistent for both periods.

      Gross profit. Gross profit, as a percentage of sales, improved to 43.3% on sales of $3,642,000 for the first quarter of 1999 as compared to 40.7% on sales of $3,588,000 for the first quarter of 1998. Included in gross profit for the three month period ended March 31, 1999 was the recovery of a $94,000 receivable which had been previously written-off. Without giving effect to this recovery, gross profit, as a percentage of sales, was 40.7% for the three month period ended March 31, 1999 which was comparable to the three month period ended March 31, 1998.

Operating expenses:

      Selling expenses. Selling expenses decreased to $572,000 for the first quarter of 1999 from $668,000 for the comparable 1998 period due principally to the effects of the Company's cost reduction program implemented in the latter part of 1998.

      General and administrative expenses. General and administrative expenses decreased to $407,000 for the first quarter of 1999 from $460,000 for the first quarter of 1998 due principally to the effects of the Company's cost reduction program implemented in the latter part of 1998.

      Research and development expenses. Research and development expenses decreased to $312,000 for the first quarter of 1999 from $391,000 for the first quarter of 1998 due principally to the effects of the Company's cost reduction program implemented in the latter part of 1998.

      Amortization expense. Amortization expense decreased to $40,000 for the first quarter of 1999 from $90,000 for the first quarter of 1998. The decrease was due principally to the write-down of $1,723,000 in intangible assets in September 1998.

      Total operating expenses. Total operating expenses decreased by $278,000 to $1,331,000 for the first quarter of 1999 from $1,609,000 for the first quarter of 1998.

      Interest expense, net. Interest expense increased to $39,000 for the first quarter of 1999 from $37,000 for the comparable 1998 quarter. The increase was primarily due to higher interest rates on outstanding borrowings under the Company's Credit Facility as a result of the waiver and amendment agreement entered into with the lender in March 1998. See "-Liquidity and Capital Resources."

      Provision for income taxes. Provision for income taxes represents state franchise taxes. There is no federal income tax provision since the Company has available net operating loss carryforwards.

      Income (loss) from continuing operations. Income (loss) from continuing operations for the first quarter of 1999 was $204,000 as compared to a net loss of $(187,000) for the first quarter of 1998.

      Loss from discontinued operations. Loss from discontinued operations for the first quarter of 1998 was $(138,000). There was no loss from discontinued operations in 1999.

      Net income (loss). Net income for the first quarter of 1999 was $204,000 as compared to a net loss of $(325,000) for the first quarter of 1998.

Liquidity and Capital Resources

      During the three month period ended March 31, 1999, cash used in operating activities amounted to $544,000 as compared to $348,000 for the three months ended March 31, 1998. Working capital at March 31, 1999 was $2,016,000 as compared to $1,799,000 at December 31, 1998. The outstanding balances of the Company's Credit Facility of $1,988,000 at March 31, 1999 and $1,613,000 at December 31, 1998 are being classified as a current liability until such time the Company consummates the proposed refinancing of its existing Credit Facility.

      Historically, the Company's financing needs have been met through issuances of equity and debt securities. On October 16, 1997, the Company entered into its existing Credit Facility with a bank which provided for a $6,000,000 revolving credit facility and a $750,000 term loan facility. The Credit Facility, which expires on June 30, 1999, replaced the Company's then existing $5,500,000 credit line and allowed the Company to repay $750,000 of outstanding indebtedness relating to one-half the principal amount of the Company's then outstanding 9% Convertible Subordinated Notes due October 17, 1998. Outstanding borrowings under the Credit Facility initially bore interest at the Company's option at the London Interbank Offered Rate ("LIBOR") plus 2.5% or one-half of 1% above the bank's prime rate. Outstanding borrowings are collateralized by substantially all of the assets of the Company and are subject to eligibility requirements relating to the Company's receivables and inventories. Under the Credit Facility, the Company is prohibited from incurring any indebtedness other than, among other things, existing indebtedness, subordinated debt (with the consent of the bank), and unsecured trade indebtedness in the ordinary course of business, and is restricted in its ability to incur liens, make investments, sell assets, make acquisitions and pay dividends. In March 1998, the Company and the lender under the Credit Facility entered into a waiver and amendment agreement (the "1998 Amendment") which waived compliance by the Company with certain financial covenants violated by the Company in December 1997 and amended certain financial covenants for 1998 and beyond. In connection with the 1998 Amendment, the Company paid the bank $75,000 on July 1, 1998. In August 1998, the lender waived compliance by the Company with respect to certain financial covenants violated by the Company in June 1998.

      On August 25, 1998, the Company sold substantially all of the assets and certain liabilities relating to its Seasoning Division (the "Division"). The net cash proceeds from the sale of the Division of approximately $4,000,000, after deducting closing costs, was used to pay down the Company's remaining outstanding term loan balance under the Credit Facility of $637,500 and a portion of the outstanding revolving loans of such Credit Facility. In connection with the Company's sale of the Division, the lender: (a) reduced the maximum borrowings available to the Company under the Credit Facility from $6,750,000 to $2,750,000, (b) eliminated two financial covenants and modified two other financial covenants, and (c) increased the lending rate on outstanding borrowings to LIBOR plus 375 basis points, or 1% above the bank's prime rate, at the Company's option. On March 1, 1999, the Company and the lender under the Credit Facility entered into an amendment (the "1999 Amendment") which extended the maturity date of the Credit Facility from March 31, 1999 to June 30, 1999. Pursuant to the 1999 Amendment, the lending rate was increased to 2.5% above the bank's prime rate and the Company was required to pay $15,000 to the bank. At March 31, 1999, approximately $1,988,000 remained outstanding under the Credit Facility, approximately $999,000 was available for borrowings and the outstanding borrowings under the Credit Facility bore interest at the rate of approximately 10.25%.

      On April 30, 1999, the Company obtained a commitment letter with another lender regarding a three year $3.0 million credit facility (the "1999 Credit Facility") to refinance the existing Credit Facility. The closing of 1999 Credit Facility is subject to numerous closing conditions, including entering into a definitive credit agreement. The Company believes it has adequate capital to fund current operations until June 30, 1999, by which time the Company expects the 1999 Credit Facility will be in place. Should the 1999 Credit Facility not close as anticipated, the Company will be required to seek further extensions of its existing Credit Facility or obtain additional financing from other sources in order to continue its operations and repay the outstanding indebtedness under the Credit Facility. There can be no assurance that the 1999 Credit Facility will be consummated, or that additional funds will be available when needed, or if available, will be on favorable terms or in the amounts required by the Company. If adequate funds are not available to the Company when needed, it may be required to delay, scale back or eliminate some or all of its operations, which would have a material adverse effect on the Company's business, results of operations, financial condition and prospects. In addition, in the event the Company does not refinance the indebtedness outstanding under the Credit Facility by June 30, 1999, the loan may be accelerated and the lender may foreclose on the collateral, which would cause the Company to be materially and adversely affected.

Year 2000 Compliance

      The Year 2000 presents potential concerns for business and consumer computing. The consequences of this issue may include systems failures and business process interruption. It may also include additional business and competitive differentiation. In addition to the well-known calculation problems with the use of 2-digit date formats as the year changes from 1999 to 2000, the Year 2000 is a special case leap year which may cause similar problems in many systems unless remediated.

      In 1997, the Company developed a plan with respect to evaluating and upgrading its information and non-information technology systems (collectively, "Information Systems") so that its systems would be Year 2000 compliant. During the latter part of 1997, the Company's management information systems personnel performed a comprehensive review and assessment of the Information Systems to verify that they were Year 2000 compliant. In connection with such review, the Company found certain minor software applications to be non-Year 2000 compliant. In response to such findings, the Company upgraded its software and conducted several tests, the results of which indicate that the Company's Information Systems are now Year 2000 compliant. The historical and currently projected costs relating to these upgrades and the testing for Year 2000 compliance are not material, and were and will be expensed as incurred.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities

      On January 19, 1999, the Company granted to certain of its employees incentive stock options under its 1996 Stock Option Plan for the purchase of an aggregate of 21,500 shares of Common Stock at $.66 per share, the market price of the Common Stock on the date of the grant. Such options vest in equal annual installments over a 5-year period. The option grants described were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) thereof as transactions by an issuer not involving any public offering.

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      a)    Exhibits:

            Exhibit 27.1 Financial Data Schedule

      b)    Reports on Form 8-K

            None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 5, 1999

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