Form 10QSB
period 1999-06-30
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 1999-08-10
CIK 1000048

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      (Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                           Commission File No. 0-26682

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      -------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

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

                              YES |X|    NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the issuer's common stock, par value $.01 per share, as of July 30, 1999, was 12,549,623.

Transitional Small Business Disclosure Format (check one):

                              YES |_|    NO |X|

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                              INDEX TO FORM 10-QSB

                                  June 30, 1999

PART I - FINANCIAL INFORMATION                                            PAGE
                                                                          ----

      Item 1. - Financial Statements (Unaudited)

              Consolidated Balance Sheets at June 30, 1999
              and December 31, 1998 ...................................    1

              Consolidated Statements of Operations
              for the Three Months and Six Months Ended
              June 30, 1999 and June 30, 1998 .........................    2

              Consolidated Statements of Cash Flows
              for the Six Months Ended June 30, 1999
              and June 30, 1998 .......................................    3

              Notes to Consolidated Financial Statements ..............    4

      Item 2. - Management's Discussion and Analysis or
                Plan of Operation .....................................    6

PART II - OTHER INFORMATION ...........................................   11

SIGNATURES ............................................................   13

                                     PART I

ITEM 1. - FINANCIAL STATEMENTS

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. Dollars)

                                                              AT              AT
                                                            JUNE 30,      DECEMBER 31,
                                                             1999            1998
                                                          (Unaudited)       (Note)
                                                         ------------    ------------
               ASSETS

Current assets:
  Cash and cash equivalents                              $    330,586    $    317,034
  Receivables, net                                          3,460,117       2,526,729
  Inventories                                               2,602,250       2,802,284
  Prepaid expenses and other current assets                    50,925          32,757
                                                         ------------    ------------
            Total current assets                            6,443,878       5,678,804
Fixed assets, net                                             579,221         604,511
Intangible assets, net                                      1,026,981       1,108,058
Other assets                                                  400,703         371,656
Notes receivable from related parties                         280,611         269,732
                                                         ------------    ------------
            Total assets                                 $  8,731,394    $  8,032,761
                                                         ============    ============

               LIABILITIES
Current liabilities:
  Accounts payable                                       $  1,526,104    $  1,621,887
  Accrued expenses                                            478,794         611,150
  Revolving credit facility                                 2,012,441       1,612,634
  Current portion of capital lease obligations                 37,099          34,562
                                                         ------------    ------------
            Total current liabilities                       4,054,438       3,880,233
Capital lease obligations                                      21,409          40,616
Deferred credits                                              327,907         321,727
                                                         ------------    ------------
                                                            4,403,754       4,242,576
               STOCKHOLDERS' EQUITY
Common stock:
    $.01 par value, issued 12,549,623 and
          12,449,623 shares, respectively                     125,496         124,496
Paid-in capital                                            10,235,011      10,178,011
Accumulated deficit                                        (6,032,867)     (6,512,322)
                                                         ------------    ------------
            Total stockholders' equity                      4,327,640       3,790,185
                                                         ------------    ------------
            Total liabilities and stockholders' equity   $  8,731,394    $  8,032,761
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

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in U.S. Dollars) (Unaudited)

                                                                For the Three months ended             For the Six months ended
                                                                         June 30,                             June 30,
                                                                         --------                             ---------
                                                                 1999                1998              1999                1998
                                                              ------------       ------------       ------------       ------------
                                                                                    (Note)                                (Note)
Net sales                                                     $  3,792,587       $  3,602,105       $  7,434,975       $  7,189,837
Cost of sales                                                    2,084,144          2,035,647          4,148,452          4,163,551
                                                              ------------       ------------       ------------       ------------
         Gross profit                                            1,708,443          1,566,458          3,286,523          3,026,286
                                                              ------------       ------------       ------------       ------------

Operating expenses:
   Selling                                                         574,917            663,122          1,147,147          1,331,206
   General and administrative                                      402,526            464,461            809,344            923,892
   Research and development                                        364,299            358,655            675,878            749,752
   Amortization                                                     40,539            174,403             81,078            264,709
                                                              ------------       ------------       ------------       ------------
         Total operating expenses                                1,382,281          1,660,641          2,713,447          3,269,559
                                                              ------------       ------------       ------------       ------------

Income (loss) from operations                                      326,162            (94,183)           573,076           (243,273)
Interest expense, net                                              (46,259)           (26,338)           (85,563)           (63,320)
                                                              ------------       ------------       ------------       ------------

Income (loss) before provision for income taxes                    279,903           (120,521)           487,513           (306,593)
Provision for income taxes                                          (4,122)            (2,260)            (8,058)            (3,460)
                                                              ------------       ------------       ------------       ------------

Income (loss) from continuing operations                           275,781           (122,781)           479,455           (310,053)

Income (loss) from discontinued operations                              --             37,941                 --           (100,025)
                                                              ------------       ------------       ------------       ------------

Net income (loss)                                             $    275,781       $    (84,840)      $    479,455       $   (410,078)
                                                              ============       ============       ============       ============

Net income (loss) per common share:
    Continuing operations                                     $        .02       $       (.01)      $        .04       $       (.02)
    Discontinued operations                                             --                 --                 --               (.01)
                                                              ------------       ------------       ------------       ------------

Net income (loss) per share                                   $        .02       $       (.01)      $        .04       $       (.03)
                                                              ============       ============       ============       ============

Weighted average shares outstanding                             12,451,845         12,374,623         12,450,734         12,374,623
                                                              ============       ============       ============       ============

Note: The consolidated statements of operations for the three month and six month periods ended June 30, 1998 have been restated for presentation purposes to reflect the Company's discontinued operations relating to the Company's sale of its Seasoning Division on August 25, 1998.

                             See accompanying notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in U.S. Dollars) (Unaudited)

                                                               For the Six Months ended June 30,
                                                               ---------------------------------
                                                                     1999           1998
                                                                  -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                              $   479,455    $  (410,078)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                155,226        578,254
         Deferred rent                                                  6,180          6,180
         Changes in assets and liabilities:
            Accounts receivable                                      (933,388)    (1,123,026)
            Inventories                                               200,034         92,287
            Prepaid expenses and other current assets                 (18,168)       (18,273)
            Other assets                                              (29,047)       (88,853)
            Accounts payable                                          (95,783)     1,048,852
            Accrued expenses                                         (132,356)      (210,750)
                                                                  -----------    -----------

            Net cash used in operating activities                    (367,847)      (125,407)
                                                                  -----------    -----------

Cash flows from investing activities:
   Purchase of fixed assets                                           (48,859)       (19,222)
   Notes receivable                                                   (10,879)         8,355
                                                                  -----------    -----------

            Net cash used in investing activities                     (59,738)       (10,867)
                                                                  -----------    -----------

Cash flows from financing activities:
   Proceeds from long-term debt                                     3,185,412        550,000
   Repayment of long-term debt                                     (2,802,275)      (589,304)
   Issuance of common stock                                            58,000             --
                                                                  -----------    -----------

            Net cash provided by (used in) financing activities       441,137        (39,304)
                                                                  -----------    -----------

Increase (decrease) in cash                                            13,552       (175,578)

Cash and cash equivalents - beginning of period                       317,034        582,972
                                                                  -----------    -----------

Cash and cash equivalents - end of period                         $   330,586    $   407,394
                                                                  ===========    ===========

                             See accompanying notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

1. BASIS OF PRESENTATION

      Technology Flavors & Fragrances, Inc. (the "Company") develops and manufactures flavor and fragrance products used to provide or enhance flavors or fragrances in a wide variety of consumer and industrial products.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

      The accompanying unaudited consolidated financial statements of the Company for the three month and six month periods ended June 30, 1998 have been restated for presentation purposes to reflect the Company's discontinued operations relating to the sale of its Seasoning Division on August 25, 1998.

2. INVENTORIES

      Components of inventories are summarized as follows:

                                       June 30, 1999          December 31, 1998
                                       -------------          -----------------

      Raw Materials                      $1,730,986               $1,718,553
      Finished Goods                        871,264                1,083,731
                                         ----------               ----------
                                         $2,602,250               $2,802,284
                                         ==========               ==========

3. EARNINGS PER SHARE

      Basic net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share for the three month and six month periods ended June 30, 1999 were calculated using the weighted average common and common equivalent shares that were outstanding during the periods. The effect of common stock equivalents for the three month and six month periods ended June 30, 1999 had no effect on diluted net income per share and, accordingly, diluted net income per share were not presented. For the three month and six month periods ended June 30, 1998, the effect of common stock equivalents were anti-dilutive, and thus, diluted net loss per share were not presented.

4. REVOLVING CREDIT FACILITY

      On June 29, 1999, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with a lender providing for a three year $3,000,000 revolving credit facility (the "1999 Credit Facility"). Outstanding borrowings under the 1999 Credit Facility will initially bear interest at a rate of three quarters of one percent (0.75%) in excess of a prime lending rate, and will be subject to certain adjustments based upon the Company's financial performance. Additional borrowings under the 1999 Credit Facility are subject to certain eligibility requirements relating to the Company's receivables and inventories and the discretion of the lender. Outstanding borrowings are secured by substantially all of the assets of the Company, including the Company's product formulations. During the term of the 1999 Credit Facility, the Company must comply with financial and other covenants contained in the Loan Agreement. At June 30, 1999, approximately $2,012,000 was outstanding and $838,000 was available for borrowings under the 1999 Credit Facility. At that date, outstanding borrowings bore interest at 8.75% per annum.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

      The following information for the three month and six month periods ended June 30, 1999 and June 30, 1998 have been derived from the Company's unaudited consolidated financial statements and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The information presented for the three month and six month periods ended June 30, 1998 have been restated for presentation purposes to reflect the Company's sale of its Seasoning Division on August 25, 1998.

                                                         Three months ended June 30,                Six months ended June 30,
                                                   --------------------------------------     -------------------------------------
                                                        1999                  1998                 1999                  1998
                                                   ----------------     -----------------     ----------------     ----------------
                                                                             (dollar amounts in thousands)
Net sales                                          $3,793    100.0%     $3,602     100.0%     $7,435    100.0%     $7,190     100.0%
Gross profit                                        1,708     45.0       1,566      43.5       3,287     44.2       3,026      42.1
Operating expenses:
   Selling                                            575     15.1         663      18.4       1,147     15.4       1,331      18.5
   General and administrative                         402     10.6         464      12.9         810     10.9         924      12.9
   Research and development                           364      9.6         359      10.0         676      9.1         750      10.4
   Amortization                                        41      1.1         174       4.8          81      1.1         264       3.7
Income (loss) from operations                         326      8.6         (94)      2.6         573      7.7        (243)      3.4
Interest expense, net                                  46      1.3          27        .8          86      1.2          63        .9
Provision for income taxes                              4       --           2        --           8       --           4        --
Income (loss) from continuing
   operations                                         276      7.3        (123)      3.4         479      6.5        (310)      4.3
Income (loss) from discontinued
   operations                                          --       --          38       1.0          --       --        (100)      1.4
Net income (loss)                                     276      7.3         (85)      2.4         479      6.5        (410)      5.7

      Net sales. Net sales increased by $191,000, or 5.3%, to $3,793,000 for the three months ended June 30, 1999 from $3,602,000 for the same period last year and increased by $245,000 to $7,435,000 for the six months ended June 30, 1999 from $7,190,000 for the comparable six month period of 1998. The increases were principally attributable to the launching of new beverage flavor products to new and existing customers.

      Gross profit. Gross profit, as a percentage of sales, improved to 45.0% on sales of $3,793,000 for the three months ended June 30, 1999 as compared to 43.5% on sales of $3,602,000 for the same period last year and improved to 44.2% on sales of $7,435,000 for the six months ended June 30, 1999 as compared to 42.1% on sales of $7,190,000 for the comparable six month period of 1998. The increases in gross profit for the 1999 periods were due principally to higher gross margins on new flavor products and favorable differences in product mix.

Operating expenses:

      Selling expenses. Selling expenses decreased by $88,000 to $575,000 for the three months ended June 30, 1999 from $663,000 for the comparable 1998 period and decreased by $184,000 to $1,147,000 for the six months ended June 30, 1999 from $1,331,000 for the comparable six-month period of 1998. The decreases were due principally to reductions in personnel, travel and entertainment and occupancy costs under the Company's cost reduction program implemented in the latter part of 1998.

      General and administrative expenses. General and administrative expenses decreased by $62,000 to $402,000 for the three months ended June 30, 1999 from $464,000 for the comparable 1998 period and decreased by $114,000 to $810,000 for the six months ended June 30, 1999 from $924,000 for the comparable six-month period of 1998. The decreases were due principally to reductions in personnel and professional and consulting fees under the Company's cost reduction program implemented during the latter part of 1998.

      Research and development expenses. Research and development expenses for the three months ended June 30, 1999 of $364,000 were consistent with the comparable 1998 period of $359,000. For the six months ended June 30, 1999, research and development expenses decreased by $74,000 to $676,000 as compared to $750,000 for the six month period of 1998. The decrease is due principally to the Company's cost reduction program implemented during the latter part of 1998, partially offset by additional hirings of personnel and outside consulting services during the second quarter of 1999.

      Amortization expense. Amortization expense decreased by $133,000 to $41,000 for the three months ended June 30, 1999 from $174,000 for the comparable 1998 period and decreased by $183,000 to $81,000 for the comparable six-month period of 1998. The decreases were principally attributable to the write-down of $1,723,000 in intangible assets in September 1998.

      Total operating expenses. Total operating expenses decreased by $278,000 to $1,382,000 for the three months ended June 30, 1999 from $1,660,000 for the comparable period in 1998 and decreased by $556,000 to $2,713,000 for the six-month period ended June 30, 1999 from $3,269,000 for the comparable six-month period of 1998.

      Interest expense, net. Interest expense increased by $19,000 to $46,000 for the three months ended June 30, 1999 from $27,000 for the comparable 1998 period and increased by $23,000 to $86,000 for the six month period ended June 30, 1999 from $63,000 for the comparable six-month period of 1998. The increases were due to higher outstanding borrowings and higher interest rates on outstanding borrowings during the 1999 periods. See "-Liquidity and Capital Resources."

      Provision for income taxes. Provision for income taxes represents state franchise taxes. There is no federal income tax provision since the Company has available net operating loss carryforwards.

      Income (loss) from continuing operations. Income (loss) from continuing operations was $276,000 and $479,000 for the three month and six month periods ended June 30, 1999 as compared to losses of $(123,000) and $(310,000) for the comparable 1998 periods, respectively.

      Income (loss) from discontinued operations. Income (loss) from discontinued operations was $38,000 and $(100,000) for the three month and six month periods ended June 30, 1998, respectively. There was no income or loss from discontinued operations in 1999.

      Net income (loss). Net income was $276,000 and $479,000 for the three month and six month periods ended June 30, 1999 as compared to net losses of $(85,000) and $(410,000) for the comparable 1998 periods, respectively.

Liquidity and Capital Resources

      During the six month period ended June 30, 1999, cash used in operating activities amounted to $368,000 as compared to $125,000 for the six months ended June 30, 1998. Working capital at June 30, 1999 was $2,389,000 as compared to $1,799,000 at December 31, 1998. The outstanding balances of the Company's Credit Facility of $2,012,000 at June 30, 1999 and $1,613,000 at December 31, 1998 are being classified as a current liability.

      Historically, the Company's financing needs have been met through issuances of equity and debt securities. On October 16, 1997, the Company entered into a credit facility with a bank which provided for a $6,000,000 revolving credit facility and a $750,000 term loan facility (the "1997 Credit Facility"). Outstanding borrowings under the 1997 Credit Facility initially bore interest at the Company's option at the London Interbank Offered Rate ("LIBOR") plus 2.5% or one-half of 1% above the bank's prime rate. Outstanding borrowings were collateralized by substantially all of the assets of the Company and were subject to eligibility requirements relating to the Company's receivables and inventories. In March 1998, the Company and the lender under the 1997 Credit Facility entered into a waiver and amendment agreement (the "1998 Amendment") which waived compliance by the Company with certain financial covenants violated by the Company in December 1997 and amended certain financial covenants for 1998 and beyond. In August 1998, the lender waived compliance by the Company with respect to certain financial covenants violated by the Company in June 1998.

      On August 25, 1998, the Company sold substantially all of the assets and certain liabilities relating to its Seasoning Division. The net cash proceeds from the sale of the Seasoning Division of approximately $4,000,000, after deducting closing costs, was used to pay down the Company's remaining outstanding term loan balance under the 1997 Credit Facility of $637,500 and a portion of the outstanding revolving loans under the 1997 Credit Facility. In connection with the Company's sale of the Seasoning Division, the lender: (a) reduced the maximum borrowings available to the Company under the 1997 Credit Facility from $6,750,000 to $2,750,000, (b) eliminated two financial covenants and modified two other financial covenants, and (c) increased the lending rate on outstanding borrowings to LIBOR plus 375 basis points, or 1% above the bank's prime rate, at the Company's option. On March 1, 1999, the Company and the lender under the 1997 Credit Facility entered into an amendment (the "1999 Amendment") which extended the maturity date of the 1997 Credit Facility from March 31, 1999 to June 30, 1999. Pursuant to the 1999 Amendment, the lending rate was increased to 2.5% above the bank's prime rate and the Company was required to pay $15,000 to the bank.

      On June 29, 1999, the Company entered into the Loan Agreement for the 1999 Credit Facility with a new lender providing for a three year $3,000,000 revolving credit facility. Outstanding borrowings under the 1999 Credit Facility bear interest initially at a rate of three quarters of one percent (0.75%) in excess of a prime lending rate, and is subject to certain adjustments based upon the Company's financial performance. Additional borrowings under the 1999 Credit Facility are subject to certain eligibility requirements relating to the Company's receivables and inventories and the discretion of the lender. Outstanding borrowings are secured by substantially all of the assets of the Company, including the Company's product formulations. During the term of the 1999 Credit Facility, the Company must comply with financial and other covenants contained in the Loan Agreement. At June 30, 1999, approximately $2,012,000 was outstanding under the 1999 Credit Facility and approximately $838,000 was available for future borrowings. At June 30, 1999, outstanding borrowings bore interest at the rate of 8.75% per annum.

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

      The Company is currently making inquiries of its major suppliers and customers to receive assurances that they are Year 2000 compliant. The Company believes that it will complete this review by the end of the third quarter of 1999. There can be no assurance that the Company will not be adversely affected by unanticipated Year 2000 issues, including the failure of a material supplier or customer to become Year 2000 compliant.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities and Use of Proceeds
        On June 24, 1999, the Company granted to each of its directors stock options under its 1996 and 1999 Stock Option Plans for the purchase of an aggregate of 300,000 shares of Common Stock at an exercise price of $1.47 per share, the market price of the Common Stock on the date of the grant. Such options vested immediately and expire ten years from the date of the grant. On June 24, 1999, the Company also granted to two of its executive officers stock options under its 1999 Stock Option Plan for the purchase of an aggregate of 200,000 shares of Common Stock at an exercise price of $1.62 per share representing 110% of the market price of the Common Stock on the date of the grant. Such options vest in equal annual installments over a three year period and expire five years from the date of the grant. These option grants were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Section 4(2) thereof as transactions by an issuer not involving any public offering.

        On June 29, 1999, a former director of the Company exercised options to purchase 100,000 shares of Common Stock at an exercise price of $0.58 per share, or an aggregate of $58,000. The sale of such shares of Common Stock by the Company upon payment of the exercise price therefor was made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof as a transaction by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders
        On June 24, 1999, the Company held an annual and special meeting of stockholders (the "Annual Meeting"). The proposals voted upon at the Annual Meeting and the results with respect to each proposal are set forth below:

                     Proposals Voted Upon at Annual Meeting

1. To elect five directors to serve for a term of one year and until their respective successors are duly elected and qualified.

2. To approve the adoption of the Company's 1999 Stock Option Plan, which provides for the grant of options to purchase up to 1,000,000 shares of the Company's common stock, par value $.01 per share, to employees, officers, directors and other persons related to the Company.

3. To ratify the appointment by the Company's Board of Directors of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 1999, and to authorize the Board of Directors to fix their remuneration.

Proposals                                                                   Abstain/Not
---------                                           For        Against        Voting
                                                 ---------     -------       ---------
No. 1 (Election of Directors)
   Philip Rosner ..............................  6,160,409            0         96,982
   A. Gary Frumberg ...........................  5,960,109            0        297,282
   Sean Deson .................................  6,161,109            0         96,282
   Werner F. Hiller ...........................  6,161,109            0         96,282
   Irwin D. Simon .............................  6,160,609            0         96,782

No. 2 (1999 Stock Option Plan).................  1,165,366      233,483      7,601,268

No. 3 (Appointment of Ernst & Young LLP).......  6,057,709      196,432          3,250

Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K
        a) Exhibits:
           Exhibit 27.1 Financial Data Schedule
        b) Reports on Form 8-K
            The Company filed a Form 8-K on July 16, 1999 with respect to entering into a Loan and Security Agreement on June 29, 1999 with a lender providing for a three year $3,000,000 revolving credit facility.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 1999

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