Form 10QSB
period 1999-09-30
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 1999-10-28
CIK 1000048

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                           Commission File No. 0-26682

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
        -----------------------------------------------------------------
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

                               YES |X|    NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the issuer's common stock, par value $.01 per share, as of October 26, 1999, was 12,549,623.

Transitional Small Business Disclosure Format (check one):

                               YES |_|    NO |X|

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                              INDEX TO FORM 10-QSB

                               September 30, 1999

PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----
      Item 1. - Financial Statements (Unaudited)

              Consolidated Balance Sheets at September 30, 1999
              and December 31, 1998........................................    1

              Consolidated Statements of Operations
              for the Three Months and Nine Months Ended
              September 30, 1999 and September 30, 1998....................    2

              Consolidated Statements of Cash Flows
              for the Nine Months Ended September 30, 1999
              and September 30, 1998.......................................    3

              Notes to Consolidated Financial Statements...................    4

      Item 2. - Management's Discussion and Analysis or
                Plan of Operation..........................................    6

PART II - OTHER INFORMATION................................................   11

SIGNATURES.................................................................   12

                                     PART I

ITEM 1. - FINANCIAL STATEMENTS

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. Dollars)

                                                              At                 At
                                                         September 30,      December 31,
                                                             1999               1998
                                                          (Unaudited)          (Note)
                                                         -------------      ------------
                  ASSETS

Current assets:
  Cash and cash equivalents                              $    323,279       $    317,034
  Receivables, net                                          3,453,370          2,526,729
  Inventories                                               2,596,095          2,802,284
  Prepaid expenses and other current assets                    55,381             32,757
                                                         ------------       ------------
         Total current assets                               6,428,125          5,678,804

Fixed assets, net                                             564,817            604,511
Intangible assets, net                                        986,442          1,108,058
Other assets                                                  398,616            371,656
Notes receivable from related parties                         286,307            269,732
                                                         ------------       ------------
         Total assets                                    $  8,664,307       $  8,032,761
                                                         ============       ============

                  LIABILITIES
Current liabilities:
  Accounts payable                                       $  1,560,082       $  1,621,887
  Accrued expenses                                            486,102            611,150
  Revolving credit facility                                 1,751,889          1,612,634
  Current portion of capital lease obligations                 38,441             34,562
                                                         ------------       ------------
         Total current liabilities                          3,836,514          3,880,233

Capital lease obligations                                      11,280             40,616
Deferred credits                                              330,997            321,727
                                                         ------------       ------------
                                                            4,178,791          4,242,576
                  STOCKHOLDERS' EQUITY
Common stock:
  $.01 par value, issued 12,549,623 and
    12,449,623 shares, respectively                           125,496            124,496
Paid-in capital                                            10,182,302         10,178,011
Accumulated deficit                                        (5,822,282)        (6,512,322)
                                                         ------------       ------------
         Total stockholders' equity                         4,485,516          3,790,185
                                                         ------------       ------------
         Total liabilities and stockholders' equity      $  8,664,307       $  8,032,761
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

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in U.S. Dollars) (Unaudited)

                                                        For the Three Months Ended         For the Nine Months Ended
                                                               September 30,                      September 30,
                                                     -------------------------------     -------------------------------
                                                         1999               1998             1999               1998
                                                     ------------       ------------     ------------       ------------
Net sales                                            $  3,907,784       $  3,281,692     $ 11,342,759       $ 10,471,529
Cost of sales                                           2,266,122          2,158,464        6,414,574          6,322,015
                                                     ------------       ------------     ------------       ------------
      Gross profit                                      1,641,662          1,123,228        4,928,185          4,149,514
                                                     ------------       ------------     ------------       ------------
Operating expenses:
  Selling                                                 597,269            822,292        1,744,416          2,153,498
  General and administrative                              442,766            646,539        1,252,110          1,570,431
  Research and development                                283,911            336,233          959,789          1,085,985
  Amortization                                             55,981             62,640          137,059            327,349
  Write-down of intangible assets
    and other charges                                          --          2,034,760               --          2,034,760
                                                     ------------       ------------     ------------       ------------
      Total operating expenses                          1,379,927          3,902,464        4,093,374          7,172,023
                                                     ------------       ------------     ------------       ------------

Income (loss) from operations                             261,735         (2,779,236)         834,811         (3,022,509)
Interest expense, net                                      47,098             30,438          132,661             93,758
                                                     ------------       ------------     ------------       ------------

Income (loss) before provision for income taxes           214,637         (2,809,674)         702,150         (3,116,267)
Provision for income taxes                                  4,052                 --           12,110              1,730
                                                     ------------       ------------     ------------       ------------

Income (loss) from continuing operations                  210,585         (2,809,674)         690,040         (3,117,997)

Discontinued operations:
  Gain on disposal of discontinued operations                  --          1,080,157               --          1,080,157
  Loss from discontinued operations                            --             (3,126)              --           (104,881)
                                                     ------------       ------------     ------------       ------------
                                                               --          1,077,031               --            975,276
                                                     ------------       ------------     ------------       ------------
Net income (loss)                                    $    210,585       $ (1,732,643)    $    690,040       $ (2,142,721)
                                                     ============       ============     ============       ============
Net income (loss) per common share:
  Continuing operations:
    Basic                                            $        .02       $       (.23)    $        .06       $       (.25)
    Diluted                                                   .02               (.23)             .05               (.25)
  Discontinued operations - basic and diluted                  --                .09               --                .08
                                                     ------------       ------------     ------------       ------------

Net income (loss) per share:
  Basic                                              $        .02       $       (.14)    $        .06       $       (.17)
                                                     ============       ============     ============       ============
  Diluted                                            $        .02       $       (.14)    $        .05       $       (.17)
                                                     ============       ============     ============       ============

Weighted average shares outstanding:
  Basic                                                12,549,623         12,412,123       12,482,956         12,387,123
                                                     ============       ============     ============       ============
  Diluted                                              13,111,617         12,412,123       12,855,052         12,387,123
                                                     ============       ============     ============       ============

                             See accompanying notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in U.S. Dollars) (Unaudited)

                                                            For the Nine Months Ended September 30,
                                                            ---------------------------------------
                                                                   1999              1998
                                                                -----------       -----------
Cash flows from operating activities:
  Net income (loss)                                             $   690,040       $(2,142,721)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Net gain on sale of Seasoning Division                             --        (1,080,157)
      Depreciation and amortization                                 251,088           321,563
      Write-down of intangible assets                                    --         1,723,000
      Provision for bad debts                                            --           195,000
      Deferred rent                                                   9,270             9,270
      Loss on disposal of fixed assets                                   --            24,073
      Changes in assets and liabilities:
        Accounts receivable                                        (926,641)         (555,207)
        Inventories                                                 206,189           432,959
        Prepaid expenses and other current assets                   (22,624)          (11,521)
        Other assets                                                (95,112)          (73,431)
        Notes receivable                                            (16,575)               --
        Accounts payable                                            (61,805)          661,312
        Accrued expenses                                           (125,048)          276,523
                                                                -----------       -----------

      Net cash used in operating activities                         (91,218)         (219,337)
                                                                -----------       -----------

Cash flows from investing activities:
  Proceeds from sale of Seasoning Division                               --         3,911,656
  Purchase of fixed assets                                          (74,335)           (6,058)
  Notes receivable                                                       --            11,739
                                                                -----------       -----------
      Net cash (used in) provided by investing activities           (74,335)        3,917,337
                                                                -----------       -----------

Cash flows from financing activities:
  Proceeds from long-term debt                                    3,185,412           700,000
  Repayment of long-term debt                                    (3,071,614)       (4,596,972)
  Proceeds from issuance of common stock                             58,000            43,500
  Payment for cancellation of warrants                                   --           (20,000)
                                                                -----------       -----------
      Net cash provided by (used in)  financing activities          171,798        (3,873,472)
                                                                -----------       -----------

Increase (decrease) in cash and cash equivalents                      6,245          (175,472)

Cash and cash equivalents - beginning of period                     317,034           576,175
                                                                -----------       -----------

Cash and cash equivalents - end of period                       $   323,279       $   400,703
                                                                ===========       ===========

                             See accompanying notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

1. BASIS OF PRESENTATION

      Technology Flavors & Fragrances, Inc. (the "Company") develops and manufactures flavor and fragrance products used to provide or enhance flavors or fragrances in a wide variety of consumer and industrial products.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

2. INVENTORIES

      Components of inventories are summarized as follows:

                            September 30, 1999            December 31, 1998
                            ------------------            -----------------

      Raw Materials             $1,746,112                   $1,718,553
      Finished Goods               849,983                    1,083,731
                                ----------                   ----------
                                $2,596,095                   $2,802,284
                                ==========                   ==========

3. EARNINGS PER SHARE

      Basic net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share for the three month and nine month periods ended September 30, 1999 was calculated using the weighted average common and common stock equivalents that were outstanding during the periods. For the three month and nine month periods ended September 30, 1998, the effect of common stock equivalents was anti-dilutive, and thus, diluted net loss per share was the same as basic.

4. REVOLVING CREDIT FACILITY

      On June 29, 1999, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with a lender providing for a three year $3,000,000 revolving credit facility (the "1999 Credit Facility"). Outstanding borrowings under the 1999 Credit Facility will initially bear interest at a rate of three quarters of one percent (0.75%) in excess of a prime lending rate, and will be subject to certain adjustments based upon the Company's financial performance. Additional borrowings under the 1999 Credit Facility are subject to certain eligibility requirements relating to the Company's receivables and inventories and the discretion of the lender. Outstanding borrowings are secured by substantially all of the assets of the Company, including the Company's product formulations. During the term of the 1999 Credit Facility, the Company must comply with certain financial and other covenants contained in the Loan Agreement. At September 30, 1999, approximately $1,752,000 was outstanding and $1,248,000 was available for borrowings under the 1999 Credit Facility. At that date, outstanding borrowings bore interest at 9.0% per annum.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

      The following information for the three month and nine month periods ended September 30, 1999 and 1998 have been derived from the Company's unaudited consolidated financial statements and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

                                      Three months Ended September 30,                  Nine months Ended September 30,
                                 -------------------------------------------     ---------------------------------------------
                                        1999                    1998                     1999                     1998
                                 ------------------     --------------------     --------------------     --------------------
                                                                (dollar amounts in thousands)
Net sales                        $3,908      100.0%     $ 3,282       100.0%     $11,343       100.0%     $10,471       100.0%
Gross profit                      1,642       42.0        1,123        34.2        4,928        43.4        4,149        39.6
Operating expenses:
  Selling                           597       15.3          822        25.1        1,744        15.4        2,153        20.5
  General and administrative        443       11.3          646        19.7        1,252        11.0        1,570        15.0
  Research and development          284        7.3          336        10.2          960         8.4        1,086        10.4
  Amortization                       56        1.4           63         1.9          137         1.2          327         3.1
  Write-down of intangible
    assets and other charges         --         --        2,035        62.0           --          --        2,035        19.4
Income (loss) from operations       262        6.7       (2,779)       84.7          835         7.4       (3,022)       28.8
Interest expense, net                47        1.3           31          .9          133         1.2           94          .9
Provision for income taxes            4         --           --          --           12         0.1            2          --
Income (loss) from continuing
  operations                        211        5.4       (2,810)       85.6          690         6.1       (3,118)       29.7
Discontinued operations:
  Gain on disposal of
    discontinued operations          --         --        1,080        32.8           --          --        1,080        10.3
  Loss from discontinued
    operations                       --         --           (3)         --           --          --         (105)        1.0
Net income (loss)                   211        5.4       (1,733)       52.8          690         6.1       (2,143)       20.4

      Net sales. Net sales increased by $626,000, or 19.1%, to $3,908,000 for the three months ended September 30, 1999 from $3,282,000 for the same period last year and increased by $872,000, or 8.3%, to $11,343,000 for the nine months ended September 30, 1999 from $10,471,000 for the comparable nine month period of 1998. The increases were principally attributable to the launching of new food and beverage flavor products to new and existing customers.

      Gross profit. Gross profit, as a percentage of sales, improved to 42.0% on sales of $3,908,000 for the three months ended September 30, 1999 as compared to 34.2% on sales of $3,282,000 for the same period last year and improved to 43.4% on sales of $11,343,000 for the nine months ended September 30, 1999 as compared to 39.6% on sales of $10,471,000 for the comparable nine month period of 1998. The increases in gross profit for the 1999 periods were due principally to a write-down of inventories of $280,000 during the third quarter of 1998, and to a lesser extent, manufacturing efficiencies on higher production volume.

Operating expenses:

      Selling expenses. Selling expenses decreased by $225,000, or 27%, to $597,000 for the three months ended September 30, 1999 from $822,000 for the comparable 1998 period and decreased by $409,000, or 19%, to $1,744,000 for the nine months ended September 30, 1999 from $2,153,000 for the comparable nine-month period of 1998. The decreases were due principally to reductions in personnel, and to a lesser extent, travel and entertainment, and advertising costs under the Company's cost reduction program implemented in the latter part of 1998.

      General and administrative expenses. General and administrative expenses decreased by $203,000, or 31%, to $443,000 for the three months ended September 30, 1999 from $646,000 for the comparable 1998 period and decreased by $318,000, or 20%, to $1,252,000 for the nine months ended September 30, 1999 from $1,570,000 for the comparable nine-month period of 1998. The decreases were due principally to a $165,000 charge to bad debt expense during the third quarter of 1998, and reductions in personnel and professional and consulting fees under the Company's cost reduction program implemented during the latter part of 1998.

      Research and development expenses. Research and development expenses for the three months ended September 30, 1999 decreased by $52,000, or 15%, to $284,000 from $336,000 for the comparable 1998 period and decreased by $126,000, or 12%, to $960,000 for the nine months ended September 30, 1999 from $1,086,000 for the comparable nine-month period of 1998. The decreases are due principally to reductions in personnel under the Company's cost reduction program implemented during the latter part of 1998, partially offset by additional hirings of personnel and outside consulting services during 1999.

      Amortization expenses. Amortization expenses for the three months ended September 30, 1999 of $56,000 were relatively unchanged from the comparable 1998 period of $63,000. For the nine months ended September 30, 1999, amortization expenses decreased by $190,000, or 58%, to $137,000 as compared to $327,000 for the nine month period of 1998 due principally to the write-down of $1,723,000 in intangible assets during the third quarter.

      Write-down of intangible assets and other charges. For the three months ended September 30, 1998, the Company recorded a write-down of intangible assets of $1,723,000 to their estimated fair values and other charges of $186,000 in severance costs and $126,000 relative to the settlement of a litigation. There were no such charges in 1999.

      Total operating expenses. Total operating expenses decreased by $2,523,000 to $1,380,000 for the three months ended September 30, 1999 from $3,902,000 for the comparable period in 1998 and decreased by $3,079,000 to $4,093,000 for the nine-month period ended September 30, 1999 from $7,172,000 for the comparable nine-month period of 1998. Without giving effect to the write-down of intangible assets and other charges of $2,035,000, total operating expenses were $1,867,000 and $5,137,000 for the three months and nine months ended September 30, 1998, respectively.

      Interest expense, net. Interest expense increased by $16,000, or 52%, to $47,000 for the three months ended September 30, 1999 from $31,000 for the comparable 1998 period and increased by $39,000, or 41%, to $133,000 for the nine month period ended September 30, 1999 from $94,000 for the comparable nine-month period of 1998. The increases were due to higher outstanding borrowings and higher interest rates on outstanding borrowings during the 1999 periods. See "- Liquidity and Capital Resources."

      Provision for income taxes. Provision for income taxes represents state franchise taxes. There is no federal income tax provision since the Company has available net operating loss carryforwards.

      Income (loss) from continuing operations. Income from continuing operations was $211,000 and $690,000 for the three month and nine month periods ended September 30, 1999 as compared to losses of $(2,810,000) and $(3,118,000) for the comparable 1998 periods, respectively.

      Discontinued operations. For the three months ended September 30, 1998, the Company recorded a net gain of $1,080,000 relative to the disposal of discontinued operations. The loss from discontinued operations for the three months and nine months ended September 30, 1998 was $(3,000) and $(105,000), respectively. There was no income or loss from discontinued operations in 1999.

      Net income (loss). Net income was $211,000 and $690,000 for the three month and nine month periods ended September 30, 1999 as compared to net losses of $(1,733,000) and $(2,143,000) for the comparable 1998 periods, respectively.

Liquidity and Capital Resources

      During the nine month period ended September 30, 1999, net cash used in operating activities amounted to $91,000 as compared to $219,000 for the nine months ended September 30, 1998. Working capital at September 30, 1999 was $2,592,000 as compared to $1,799,000 at December 31, 1998. The outstanding balances of the Company's revolving credit facility of $1,752,000 at September 30, 1999 and $1,613,000 at December 31, 1998 are being classified as a current liability.

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

      On June 29, 1999, the Company entered into a Loan Agreement with a new lender providing for a three year $3,000,000 revolving credit facility (the "1999 Credit Facility"). Outstanding borrowings under the 1999 Credit Facility bear interest initially at a rate of three quarters of one percent (0.75%) in excess of a prime lending rate, and is subject to certain adjustments based upon the Company's financial performance. Additional borrowings under the 1999 Credit Facility are subject to certain eligibility requirements relating to the Company's receivables and inventories and the discretion of the lender. Outstanding borrowings are secured by substantially all of the assets of the Company, including the Company's product formulations. During the term of the 1999 Credit Facility, the Company must comply with certain financial and other covenants contained in the Loan Agreement. At September 30, 1999, approximately $1,752,000 was outstanding under the 1999 Credit Facility and approximately $1,248,000 was available for future borrowings. At September 30, 1999, outstanding borrowings bore interest at the rate of 9.0% per annum.

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

      The Company has made inquiries of its major suppliers and customers to receive assurances that they are Year 2000 compliant. Such inquiries have been substantially completed. There can be no assurance that the Company will not be adversely affected by unanticipated Year 2000 issues, including the failure of a material supplier or customer to become Year 2000 compliant.

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

Dated: October 28, 1999

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