Form 10KSB
period 1999-12-31
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 2000-03-30
CIK 1000048

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1999

|_| TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___ to ___.

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

                                 (631) 842-7600
                (Issuer's Telephone Number, Including Area Code)

           Securities to be registered under Section 12(b) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

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

                             Yes   |X|    No   |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The Issuer's revenues for the fiscal year ended December 31, 1999 were $14,769,130.

      The aggregate market value of Registrant's voting stock (Common Stock) held by non-affiliates on March 15, 2000 was approximately $22,912,000 based on the closing sale price of the Common Stock on such date of U.S. $2.56 per share, as reported by the Toronto Stock Exchange.

      The number of shares outstanding of each class of the issuer common equity as of March 15, 2000 was:

                Common Stock, $0.01 par value              12,524,223
                           Class

      Documents Incorporated by Reference: None

      Transitional Small Business Disclosure Format: Yes |_| No |X|

================================================================================

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                        1999 Annual Report on Form 10-KSB
                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART 1 ....................................................................    1
  ITEM 1-DESCRIPTION OF BUSINESS ..........................................    1
  ITEM 2-DESCRIPTION OF PROPERTY ..........................................    4
  ITEM 3-LEGAL PROCEEDINGS ................................................    4
  ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............    4
PART II ...................................................................    5
  ITEM 5-MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ........    5
  ITEM 6-MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ........    6
  ITEM 7-FINANCIAL STATEMENTS .............................................    9
  ITEM 8-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE .........................................    9
PART III ..................................................................   10
  ITEM 9-DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ................   10
  ITEM 10-EXECUTIVE COMPENSATION ..........................................   13
  ITEM 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ..   16
  ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................   17
  ITEM 13-EXHIBITS AND REPORTS ON FORM 8-K ................................   19
SIGNATURES ................................................................   20
 FINANCIAL STATEMENTS .....................................................  F-1

                                     PART I

ITEM 1-DESCRIPTION OF BUSINESS

Introduction

      Technology Flavors & Fragrances, Inc. develops, manufactures and markets flavors and fragrances that are incorporated by our customers into a wide variety of consumer and institutional products including natural and artificially flavored beverages, confections, foods, tobaccos, pharmaceuticals, aromatherapy essential oils, perfumes, and health and beauty products. Our proprietary formulations are currently used in more than 1,200 products sold by more than 500 companies worldwide, approximately 50 of which are Fortune 1,000 companies. Our executive offices, manufacturing, research and development, sales and marketing, and distribution facilities are located in Amityville, New York. We also have sales, marketing and warehouse facilities located in Inglewood, California, Toronto, Canada and Santiago, Chile.

      Unless the context otherwise requires, (i) the term "TFF", "company", "our", "we" or "us" refers to Technology Flavors & Fragrances, Inc., a Delaware corporation, together with its wholly-owned subsidiaries, Technology Flavors & Fragrances, Inc. (Canada), and Technology Flavors & Fragrances S.A. (Chile), and
(ii) all references to "dollars" refer to U.S. dollars.

Background

      We were incorporated in New York in 1989 under the name "Aroma Globe, Inc." In May 1991, we changed our name to "Technology Flavors & Fragrances, Inc." when we acquired the assets and business of another company by that name. Since then, we have expanded our operations primarily through acquisitions of other businesses and internal growth.

      On August 25, 1998, we sold substantially all of the assets and certain liabilities of the Seasoning Division to Mane-Seafla, Inc. ("Mane"), a subsidiary of Mane USA, Inc., for $5.5 million in cash, less an aggregate of $1,003,454 in principal and interest assumed by Mane which was owed under a promissory note to a former director and executive officer of the Company in connection with our acquisition of Seafla in December 1995. Of the total purchase price paid, $275,000 is being held in escrow until August 25, 2000 to secure certain indemnification obligations we have to Mane. In connection with the transaction, we realized a net gain of approximately $1.1 million, excluding the $275,000 held in escrow.

Industry Overview

      The flavor and fragrance industry sells primarily to manufacturers of consumer products. The cost of the flavor or fragrance component of a consumer product typically represents a small portion of the total cost of the consumer product. As a result, in selling such products, we believe that price is not as significant as product performance and customer service.

      We believe that changes in consumer buying habits and preferences over the past few years have impacted on the industry as a whole and that these changes have contributed to a demand for new and innovative products. We believe that there is a trend toward more natural foods in the marketplace, requiring manufacturers to produce more naturally-flavored products. Not only has this translated into a steady shift from artificial to natural ingredients, but we believe it is also placing greater emphasis on producing flavors that more effectively impart "natural" tastes in processed foods. We believe that a growing desire among consumers to adopt a healthier lifestyle is increasing the demand for lighter, healthier foods. This has posed new challenges for us to develop ways of replacing the tastes which are lost when sugar, salt, fat, and cholesterol are reduced or eliminated from traditional food preparations.

      Another important trend in the industry, we believe, is the growing consumption of processed foods. We believe that more than 80% of the food consumed in the home today is in processed form, with over 1,000 natural and synthetic flavoring agents being used to produce these foods. We believe that as the demand for microwaveable products and prepared and frozen convenience foods continues to rise, so, too, will the need for new flavor products to counteract the adverse effects of microwaving and freezing.

      We believe that the trend towards natural, healthier products also includes soaps, shampoos, cosmetics, detergents, and other cleaning products, air fresheners, and numerous other household items.

Products

      Our principal product categories include natural flavors, artificial flavors and fragrances. The five largest end-user categories of our products are beverages, baked goods, confections, cosmetics and tobacco. Our flavor products, produced from our proprietary formulations, are sold primarily to the beverage, food and tobacco industries. Examples of consumer products containing our flavor products include confections, toothpaste, chewing gums, prepared foods, ice creams, animal feeds, candy, tobacco, alcoholic and non-alcoholic beverages, poultry, seafood and processed meats.

      Areas which we believe currently offer growth opportunities include flavor products to enhance "natural food" products to restore the flavors in non-fat and low fat, sugar, salt and cholesterol foods, and flavor products able to withstand the effects of microwaving and freezing (i.e., convenience foods).

      Our fragrance products, produced from our proprietary formulations, are sold primarily to the personal care, cosmetic and toiletry, and household and industrial product industries. Fragrances are used by customers in the manufacture of a wide variety of consumer products such as soaps, detergents, household cleaners, cosmetic creams, lotions and powders, after-shave lotions, deodorants, air fresheners, perfumes, colognes, aromatherapy oils and hair care products.

Marketing and Distribution

      Our marketing strategy principally involves the utilization of direct sales and marketing personnel strategically located in regions in the U.S., Canada and South America, and to a lesser extent, independent sales brokers. Typically, our research and development personnel accompany sales personnel in making sales presentations to new and existing customers. We believe that this strategy has worked effectively to promote our products.

Research and Development

      Our research and development activities are conducted principally at our Amityville, New York facility. We maintain research and development labs as well as applications labs, both of which we believe are necessary for the development of high quality flavor and fragrance compounds. In 1996, we installed a Processed Flavor Laboratory that utilizes amino acids and sugars in a water medium to produce meat, poultry and roasted flavors and aromas. We currently offer new and innovative products developed in this laboratory.

      We believe that one of the most fundamental challenges in creating flavor and fragrance formulations, from a technical standpoint, is the development of flavors and fragrances which are able to (i) withstand the rigors of processing, storage, and final preparation, and (ii) maintain the integrity of the basic taste and scent characteristics for the useful life of the final product. In the case of certain products, such as perfumes, colognes and frozen foods, the potential shelf-life of the product may be a period of up to one year.

      We work in association with existing and potential customers to develop a flavor or fragrance for a new consumer product. During this process, which generally lasts between 6 and 12 months, we typically present the customer with several samples from our proprietary formulations. Generally, a particular flavor or fragrance formulation is created and produced for one customer.

      In the last two years, we have furnished over 10,000 samples to existing and potential customers. The typical lag time between initial sample submissions and when customers place production orders has historically ranged from 6 to 18 months.

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

      We spent $1,307,000 and $1,396,000 in research and development during 1999 and 1998, respectively, and we expect our research and development expenses to remain at approximately this level in year 2000.

Raw Materials

      We utilize a significant number of different raw materials in the preparation of our flavor and fragrance formulations. Considerable effort is devoted to ensuring that these ingredients remain uniform and consistent over time " a critical process since many of the raw materials used by us are inherently unstable and/or are derived from plants that vary naturally with seasons and crop years. Accordingly, shipments of raw materials received by us are routinely tested and analyzed for compliance with specifications we set.

      We purchase raw materials from numerous suppliers. For the year ended December 31, 1999, no single supplier provided us with more than approximately 13.6% of our raw material requirements. Three other suppliers provided us with approximately 20% of our raw material requirements. Although there can be no assurance, we believe that alternate sources of raw materials are available in the event of an interruption in the supply of raw materials from a single supplier.

Seasonality

      Historically, our sales tend to be higher in the calendar quarters ending June 30 and September 30, primarily due to higher consumer demand from our beverage customers during those periods. There can be no assurance that the seasonality of our business will not have a material adverse effect on our operations.

Competition

      The flavor and fragrance industry is highly fragmented with a few large companies, such as International Flavors & Fragrances, Inc., Haarmann & Reimer Corporation and Firmenich, Inc., competing against many smaller companies. Certain of our competitors have substantially greater financial, marketing and other resources than us. Recently, there have been trends toward increased industry consolidation as companies vertically integrate with suppliers and expand horizontally through acquisitions. We believe that our competitiveness depends upon our creativity, responsiveness and reliability, as well as the diversity of our customers and products. Management expects that we will continue to sell to large companies that do not purchase all of their flavor and fragrance products from a single supplier and to smaller companies that our large competitors choose not to service.

Customers

      Our formulations from continuing operations are currently used in more than 1,200 products sold by more than 500 companies worldwide, approximately 50 of which are Fortune 1,000 companies. We work with our customers in the development of specific flavors or fragrances for a particular end product. For the years ended December 31, 1999 and 1998, no one customer accounted for more than 10% of our sales, and the top ten customers accounted for approximately 36% and 37% of our sales, respectively.

Backlog

      Customers purchase our products as required, and normally delivery can be made within two to four weeks thereafter. Consequently, backlog is not a significant indicator of the volume of our business over an extended period of time.

Foreign Operations

      Approximately 8% and 9% of our net sales from continuing operations for the years ended December 31, 1999 and 1998, respectively, were derived from sales denominated in foreign currencies, principally in Canada. The effect of foreign currency exchange rate fluctuations on such sales is largely offset to the extent expenses of our international operations are incurred and paid for in the same currencies as those of our sales.

Export Sales

      For the years ended December 31, 1999 and 1998, export sales were approximately 27% and 33%, respectively, of total sales. Our export sales are made to entities located primarily in Canada and South America. Receivables from such foreign sales at December 31, 1999 and 1998 amounted to approximately 43% and 50%, respectively, of total accounts receivable.

Governmental Regulations

      Production of many of our products involves the manufacturing of flavors for foods and beverages, the handling of alcohol and the generation, storage, transportation and disposal of hazardous waste. Accordingly, our operations are subject to extensive federal, state and local laws and regulations relating to such matters, and to the safety and health of our employees and others. Although there can be no assurance, we believe that we currently comply in all material respects with such applicable laws and regulations. We could be subject to, among other things, sanctions, penalties (including significant fines), and suspension or revocation of required licenses or permits for failure to comply with applicable governmental laws or regulations. Any of these actions could have a material adverse effect on our results of operations in any given year, or materially affect our liquidity or financial condition over a longer period of time. At this time, we are unable to anticipate the impact, if any, that subsequent changes or new interpretations to applicable laws and regulations may have on our business, financial condition or results of operations.

Employees

      At March 15, 2000, we had 60 employees, of which 58 persons were employed full-time. Of our 58 full-time employees, 6 were employed in management, 8 were employed in administrative and purchasing, 9 were employed in sales and marketing, 18 were employed in production, 13 were employed in research and development and quality control, and 4 were employed in customer service. We consider our relationship with our employees to be satisfactory. None of our employees is subject to a collective bargaining agreement.

Proprietary Rights

      We consider our flavor and fragrance formulas to be proprietary information and trade secrets. We do not, however, generally rely on patents, copyrights or trademarks to protect our proprietary rights in our flavor and fragrance formulations. There can be no assurance that our current protections will be adequate or that our competitors will not independently develop flavors and fragrances that are substantially equivalent or superior to our flavors and fragrances.

      A substantial portion of our technology and know-how are trade secrets. We have a policy of requiring our employees and contractors to protect our proprietary information through written agreements. In addition, we have a policy of requiring our prospective business partners to enter into non-disclosure agreements with us before we reveal any of our proprietary information to them. There can be no assurance that the measures taken by us to protect our technology, products and other proprietary information will be adequate. Further, there can be no assurance that others will not independently develop substantially equivalent proprietary information and technologies, or otherwise gain access to our trade secrets.

      We may be required to take various forms of legal action, from time to time, to protect our proprietary rights. Because of the rapid evolution of technology and uncertainties in intellectual property laws both in the United States and internationally, there can be no assurance that our current or future products or technologies will not be subject to claims of infringement. Any litigation regarding claims against us or claims made by us against others could result in significant expense to us, divert the efforts of our technical and management personnel and have a material adverse effect on us, whether or not such litigation is ultimately resolved in our favor. In the event of an adverse result in any such litigation, we may be required to expend significant resources to develop non-infringing products or obtain licenses from third parties. There can be no assurance that we would be successful in such development or that any such licenses would be available on commercially reasonable terms, if at all.

Forward-Looking Statements

      Certain statements contained in this Annual Report on Form 10-KSB, including, without limitation, statements containing the words "believes," "anticipates," "may," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of our company (or industry results, performance or achievements) expressed or implied by such forward-looking statements to be substantially different from those predicted. Such factors might include, among others, the following: general economic and business conditions, both nationally and in the regions in which we operate; competition; changes in business strategy or development plans; the delays in development or testing of our products; technological, manufacturing, quality control or other problems which could delay the sale of our products; our inability to obtain appropriate licenses from third parties, protect our trade secrets, operate without infringing upon the proprietary rights of others and prevent others from infringing on our proprietary rights; our inability to obtain sufficient financing to continue operations; and changes in demand for products of our customers. Certain of these factors are discussed in more detail elsewhere in this Form 10-KSB, including, without limitation, under the caption "Management's Discussion and Analysis or Plan of Operation".

ITEM 2-DESCRIPTION OF PROPERTY

         Our principal properties are our 36,000 square foot headquarters and production facility at 10 Edison Street East in Amityville, New York, and an adjoining 9,000 square foot warehouse. Our lease for our principal executive offices, production facilities and warehouse in Amityville, New York expires in 2006. We also lease marketing, warehouse and customer service facilities in Inglewood, California, Toronto, Canada, and Santiago, Chile. We believe that we can renegotiate existing leases as they expire or lease alternative properties on acceptable terms. We believe our present facilities are adequate for our current and anticipated operations.

ITEM 3-LEGAL PROCEEDINGS

         We are not a party to any pending legal proceedings which if adversely determined would have a materially adverse effect on our business.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II

ITEM 5-MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Toronto Stock Exchange. Our Common Stock has been listed on the Toronto Stock Exchange, or TSE, since March 28, 1994 (Symbol: "TFF"). The following table sets forth the reported high and low closing prices (as reported by the TSE) for our Common Stock for each calendar quarter from January 1, 1998 through March 15, 2000, in Canadian dollars and translated into U.S. dollars at the exchange rates in effect on those dates.

                                                     High                        Low
                                                     ----                        ---
1998
   First Quarter ........................   Cdn. $2.75 (U.S. $1.93)      Cdn. $1.75 (U.S. $1.23)
   Second Quarter .......................   Cdn.  1.80 (U.S.  1.22)      Cdn.  1.35 (U.S.  0.92)
   Third Quarter ........................   Cdn.  1.55 (U.S.  1.01)      Cdn.  0.55 (U.S.  0.36)
   Fourth Quarter .......................   Cdn.  1.00 (U.S.  0.65)      Cdn.  0.50 (U.S.  0.33)

1999
   First Quarter ........................   Cdn. $1.41 (U.S. $0.94)      Cdn. $0.80 (U.S. $0.53)
   Second Quarter .......................   Cdn.  2.10 (U.S.  1.43)      Cdn.  0.75 (U.S.  0.50)
   Third Quarter ........................   Cdn.  2.30 (U.S.  1.52)      Cdn.  1.45 (U.S.  0.97)
   Fourth Quarter .......................   Cdn.  1.92 (U.S.  1.31)      Cdn.  1.20 (U.S.  0.81)

2000
   First Quarter  (through March 15, 2000)  Cdn. $3.75 (U.S. $2.56)      Cdn. $1.75 (U.S. $1.20)

      The closing price of our Common Stock on the TSE on March 15, 2000 was Cdn. $3.75 (U.S. $2.56).

      OTC Bulletin Board. Information regarding our Common Stock is also available through the OTC Bulletin Board (Symbol: "TFFI"). Our Common Stock was first quoted on the OTC Bulletin Board on March 12, 1996. The following table sets forth the range of high and low closing prices (as reported by the OTC Bulletin Board) for our Common Stock for each calendar quarter from January 1, 1998 through March 15, 2000 in U.S. dollars.

                                                High               Low
                                                ----               ---

1998
   First Quarter ..........................  U.S. $ 2.00       U.S. $ 1.25
   Second Quarter .........................  U.S.   1.313      U.S.   0.969
   Third Quarter ..........................  U.S.   1.094      U.S.   0.419
   Fourth Quarter .........................  U.S.   0.70       U.S.   0.34

1999
   First Quarter ..........................  U.S. $ 1.00       U.S. $ 0.434
   Second Quarter .........................  U.S.   1.562      U.S.   0.625
   Third Quarter ..........................  U.S.   1.562      U.S.   1.062
   Fourth Quarter .........................  U.S.   1.438      U.S.   1.00

2000
   First Quarter (through March 15, 2000)..  U.S. $ 2.719      U.S. $ 1.25

      The closing price of our Common Stock on the OTC Bulletin Board, on March 15, 2000, was U.S. $2.625.

      American Stock Exchange. On March 24, 2000, our Common Stock was approved for listing on the American Stock Exchange, or AMEX, under the symbol "TFF." We expect our Common Stock to begin trading on the AMEX on or about March 29, 2000. We expect that our Common Stock will continue to trade on the TSE.

Holders

      At March 15, 2000, we had approximately 775 stockholders of record.

Dividends

      We have not paid any cash dividends on our Common Stock and we do not anticipate paying any cash dividends for the foreseeable future. The declaration and payment of dividends on the Common Stock is at the discretion of the Board of Directors and will depend on, among other things, our operating results, financial condition, capital requirements, contractual restrictions or prohibitions and such other factors as the Board of Directors may deem relevant. In addition, the terms of our $3.0 million revolving credit facility restrict the payment of cash dividends.

Recent Sales of Unregistered Securities

      The following information relates to unregistered securities sold by us during the year ended December 31, 1999. The sales of securities described below were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) thereof as transactions by an issuer not involving any public offering.

Stock Option Conversions

      On June 29, 1998, our then four outside directors were granted non-plan options to purchase an aggregate of 500,000 shares of Common Stock, subject to the approval of the stockholders and TSE, at an exercise price of $.9687 per share, the market price of our Common Stock on the date of the grant . On April 26, 1999, the Board of Directors approved the conversion of such options to non-qualified stock options under our 1996 and 1993 Stock Option Plans and, as a result, the approval of the stockholders and TSE was not required. We call these options the Converted Options. Upon their conversion, the Converted Options were deemed to be granted on April 26, 1999. Notwithstanding the change in the grant date, the exercise price of the Converted Options remains $.9687 per share, which is higher than the market price of our Common Stock on April 26, 1999. The Converted Options vest in equal increments over five years and expire ten years from the date of the grant. The options are governed by the terms and provisions of the option agreements previously issued and in accordance with the terms and provisions of the 1993 and 1996 Stock Option Plans.

Stock Option Grants

      During the year ended December 31, 1999, we granted options to purchase an aggregate of 1,152,629 shares of Common Stock (including Converted Options) under our 1999, 1996 and 1993 Stock Option Plans at prices ranging from $0.66 to $1.62 per share. Of these options, options to purchase 1,077,629 shares of Common Stock were granted to our directors and executive officers. Of the total number of options granted, options to purchase 452,629 shares were granted at exercise prices equal to the market prices of the Common Stock on the OTC Bulletin Board on the grant dates, while options to purchase an aggregate of 200,000 shares were granted to two executive officers who beneficially own 10% or more of our outstanding Common Stock at an exercise price equal to 110% of the market price of the Common Stock on the grant dates. See Item 12 - Certain Relationships and Related Transactions.

ITEM 6-MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

      During the third quarter of 1998, we implemented numerous corporate changes which included: (a) the divestiture of our Seasoning Division, (b) a significant reduction of our debt by applying the proceeds received from the sale of our Seasoning Division, and (c) the implementation of additional cost reduction efforts designed to achieve profitability based on our then current base sales level relative to our continuing operations. In 1999, we focused our efforts on achieving goals identified in our strategic business plan. Such goals included expanding our sales and marketing activities and implementing cost containment and operating efficiency improvements.

      As a result of these corporate changes, our results of operations from our flavor and fragrance businesses achieved profitability in 1999.

Results of Operations

      The following information for the years ended December 31, 1999, 1998 and 1997 has been derived from our audited consolidated financial statements and should be read in conjunction with such statements and the notes thereto included elsewhere in this Annual Report on Form 10-KSB. For information regarding our export sales, backlog and foreign operations, see "Item 1 - Description of Business."

                                                                                 Years ended December 31,
                                                            --------------------------------------------------------------------
                                                                    1999                    1998                    1997
                                                            ------------------      ------------------       -------------------
                                                                                     (dollar amounts in thousands)
Net sales ...............................................   $14,769     100.0%      $13,888      100.0%      $18,022      100.0%
Gross profit ............................................     6,318      42.8         5,600       40.3         7,008       38.9
Operating expenses:
   Selling ..............................................     2,315      15.7         2,714       19.5         2,942       16.3
   General and administrative ...........................     1,670      11.3         1,918       13.8         1,959       10.9
   Research and development .............................     1,307       8.9         1,396       10.1         1,604        8.9
   Amortization .........................................       181       1.2           354        2.5           566        3.2
   Write-down of intangible assets and other charges ....        --        --         2,120       15.3            --         --
Income (loss) from operations ...........................       845       5.7        (2,902)      20.9           (62)        .4
Interest expense, net ...................................       160       1.1           108         .8           231        1.3
Provision for income taxes ..............................        28        .2             2         --             9         --
Income (loss) from continuing operations ................       657       4.4        (3,012)      21.7          (301)       1.7
Discontinued operations:
    Gain on disposal of discontinued operations .........        --        --         1,080        7.8            --         --
    Loss from discontinued operations ...................        --        --          (105)        .8          (347)       1.9
Net income (loss) .......................................       657       4.4        (2,036)      14.7          (648)       3.6

      Net sales. Net sales increased 6.3% to $14,769,000 in 1999 from $13,888,000 in 1998 due principally to the launching of new food and beverage flavor products to new and existing customers. Net sales decreased 22.9% to $13,888,000 in 1998 from $18,022,000 in 1997 due principally to a decrease in demand for a new product line we offered to a significant customer, which generated significant sales in 1997 and, to a lesser extent, a general weakening in demand for products of the flavor industry.

      Gross profit. Gross profit, as a percentage of net sales, increased 2.5% to 42.8% on net sales of $14,769,000 in 1999 from 40.3% on net sales of $13,888,000 in 1998. Gross profit for 1999 was essentially the same as in 1998 before the 1998 write-down of inventories of $280,000. Gross profit, as a percentage of net sales, increased 1.4% to 40.3% on net sales of $13,888,000 in 1998 from 38.9% on net sales of $18,022,000 in 1997. Higher gross margin percentages generated on 1998 product shipments as compared to 1997 were primarily due to a concentration of high gross margin sales on certain flavor products, and higher margins on new flavor and fragrance products, which were offset by an inventory write-down and the impact of lower sales volume.

Operating expenses:

      Selling expenses. Selling expenses decreased by $399,000, or 15%, to $2,315,000 in 1999 from $2,714,000 in 1998. The decrease was due principally to reductions in personnel, and to a lesser extent, travel and entertainment, and advertising costs under our cost reduction program implemented in the third quarter of 1998. Selling expenses decreased by $228,000, or 8%, to $2,714,000 in 1998 from $2,942,000 in 1997. Included in selling expenses in 1998 were $150,000 of costs associated with our share of certain co-operative start-up marketing and advertising costs with a customer in connection with the customer's future product launches. Without giving effect to these co-operative costs, selling expenses decreased by $378,000 in 1998 as a result of our cost reduction program implemented during the third quarter of 1998 and lower sales commissions and freight-out costs on decreased sales.

      General and administrative expenses. General and administrative expenses decreased by $248,000, or 13%, to $1,670,000 in 1999 from $1,918,000 in 1998.
The decrease was due principally to the incurrence in 1998 of a $194,000 bad debt expense which was primarily attributable to a customer's bankruptcy, and reductions in personnel and professional and consulting fees under our cost reduction program implemented during the third quarter of 1998. General and administrative expenses decreased by $41,000, or 2%, to $1,918,000 in 1998 from $1,959,000 in 1997. Without giving effect to the 1998 bad debt expense, general and administrative expenses decreased by $235,000, or 12%, in 1998 as compared to 1997 as a result of our cost reduction program implemented during the third quarter of 1998.

      Research and development expenses. Research and development expenses decreased by $89,000, or 6%, to $1,307,000 in 1999 from $1,396,000 in 1998. The decrease was due principally to reductions in personnel under our cost reduction program implemented during the third quarter of 1998, partially offset by additional hirings of personnel and outside consulting services during 1999. Research and development expenses decreased by $208,000, or 13%, to $1,396,000 in 1998 from $1,604,000 in 1997 as a result of our cost reduction program implemented during the third quarter of 1998.

      Amortization expense. Amortization expense decreased by $173,000, or 49%, to $181,000 in 1999 from $354,000 in 1998. The decrease was due principally to the write-down of $1,723,000 in intangible assets during 1998. Amortization expense decreased by $212,000, or 37%, to $354,000 in 1998 from $566,000 in 1997 due principally to the amortization of deferred charges in 1997 associated with our $1.5 million convertible note financing, which notes were converted and terminated in October 1997.

      Write down of intangible assets and other charges. In 1998, we determined that certain previously acquired product formulations, which historically have been included in intangible assets, had been impaired due primarily to the continued competitiveness of the flavor and fragrance industry and the relative weakness of the market for flavors in 1998. We determined that the future undiscounted cash flows estimated to be generated from certain purchased product formulations was less than the balance sheet carrying amount of such formulations. Accordingly, we recorded a write-down of such intangible assets to their estimated fair values resulting in a $1,723,000 one-time, non-cash charge in 1998. Other charges in 1998 principally consisted of: (a) $186,000 in severence costs related to the termination of certain employees resulting from the implementation of our cost reduction program in the third quarter of 1998, and (b) $124,950 for the settlement of litigation brought against us in February 1998 by a former investor relations consultant.

      Total operating expenses. Total operating expenses decreased by $3,028,000, or 36%, to $5,473,000 in 1999 from $8,502,000 in 1998 as a result of our cost reduction program and the other factors as described above. Without giving effect to the write-down of intangible assets and other charges of $2,120,000 in 1998, total operating expenses decreased by $908,000, or 14%, in 1999. Total operating expenses decreased by $689,000, or 10%, to $6,382,000 in 1998, from $7,071,000 in 1997 without giving effect to the write-down of intangible assets and other charges in 1998.

      Interest expense, net. Interest expense, net increased by $52,000, or 48%, to $160,000 in 1999 from $108,000 in 1998. The increase was due principally to higher outstanding borrowings and higher interest rates on outstanding borrowings during 1999. Interest expense decreased by $123,000, or 53%, to $108,000 in 1998 from $231,000 in 1997 primarily due to the reduction of long-term debt and lower interest rates as a result of our refinancing in 1997 of a bank credit facility and the partial repayment of certain indebtedness owed under our 9% Convertible Subordinated Notes due October 17, 1998.

      Provision for income taxes. Provision for income taxes principally represents state franchise taxes and federal alternative minimum tax. There was no federal income tax provision in 1999 since we had available net operating loss carryforwards. There was no federal income tax provision in 1998 because we had a loss during such year.

      Discontinued operations. During 1998, we recorded a net gain of $1,080,000 on the disposal of discontinued operations after a loss from such discontinued operations for 1998 of $(105,000). There was no income or loss from discontinued operations in 1999.

      Net income (loss). Net income for 1999 was $657,000 as compared to a net loss of $(2,036,000) for 1998 and $(648,000) for 1997.

Liquidity And Capital Resources

      Historically, our financing needs have been met through the issuances of equity and debt securities and commercial bank loans. On June 29, 1999, we entered into a Loan and Security Agreement with a lender which provided for a three year $3,000,000 revolving credit facility. We call this revolving credit facility the 1999 Credit Facility. Outstanding borrowings under the 1999 Credit Facility initially bore interest at a rate of three quarters of one percent (0.75%) in excess of a prime lending rate, and is subject to certain adjustments based upon our financial performance. Effective January 1, 2000, the interest rate was reduced to one quarter of one percent (0.25%) in excess of a prime lending rate. Additional borrowings under the 1999 Credit Facility are subject to certain eligibility requirements relating to our receivables and inventories and the discretion of the lender. Outstanding borrowings are secured by substantially all of our assets, including our product formulations. We must comply with certain financial and other covenants contained in the Loan and Security Agreement. Our subsidiaries have guaranteed our obligations under the 1999 Credit Facility. At December 31, 1999, we had borrowed approximately $1,545,000 under the 1999 Credit Facility, and $1,236,000 was available for additional borrowings in accordance with the terms of the 1999 Credit Facility. The $1,545,000 outstanding under the 1999 Credit Facility at December 31, 1999 was classified as a current liability. At that date, outstanding borrowings bore interest at 9.25% per annum.

      At December 31, 1999, working capital increased by $865,000, or 48%, to $2,664,000 from $1,799,000 at December 31, 1998.

      Future minimum commitments under certain non-cancellable operating and capital leases aggregate approximately $1,538,000 through year 2006, of which $285,000 is payable in 2000. We believe that the existing cash balances together with cash generated from operations and amounts available under the 1999 Credit Facility will be sufficient to meet our projected working capital and other cash flow requirements through 2000.

Year 2000 Readiness

      We believe we have achieved Year 2000 readiness for our internal systems. In addition, we have been in contact with our major customers and suppliers to determine the extent to which we are vulnerable to those third parties' failure to remedy their own Year 2000 issues. We conducted an assessment of the Year 2000 readiness of our major customers and suppliers and no matters have come to our attention which need remedial measures. We cannot currently predict the future effect of third parties' Year 2000 issues on our business. As of the filing date of this Form 10-KSB, there have been no indications of material matters which have or could impact our business from third parties. The cost of modifications to our existing software for the Year 2000 issues was not material, and was expensed as incurred.

ITEM 7-FINANCIAL STATEMENTS

      Our audited consolidated financial statements for the years ended December 31, 1999 and 1998 begin on page F-1 of this Annual Report on Form 10-KSB.

ITEM 8-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 9-DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Concerning our Board of Directors and Executive Officers

      The following table sets forth certain information, as of March 15, 2000, concerning our directors and executive officers:

Name                   Age                Positions with the Company
----                   ---    --------------------------------------------------
Philip Rosner ........  64    Chairman of the Board of Directors and President
A. Gary Frumberg .....  66    Director and Executive Vice President
Joseph A. Gemmo ......  54    Vice President, Chief Financial Officer, Secretary
                                and Treasurer
Ronald J. Dintemann ..  56    Vice President-Operations
Harvey Farber ........  59    Senior Vice President-Flavor Division
Sean Deson ...........  36    Director
Werner F. Hiller .....  63    Director
Irwin D. Simon .......  41    Director

      The business experience of each of the persons listed above for at least the last five years is as follows:

      Philip Rosner has been the Chairman of the Board of Directors and President of our company since 1989. Mr Rosner has been engaged in the flavor and fragrance industry for over 46 years. Prior to 1989, Mr. Rosner was the President of Globe Extracts, Inc. and for 15 years before that, was President of Felton Worldwide, Inc., both of which produced and marketed flavors and fragrances.

      A. Gary Frumberg has been a Director and an Executive Vice President of our company since 1989. Prior to 1989, Mr. Frumberg served as Vice President-International Sales of Felton Worldwide, Inc.

      Joseph A. Gemmo has been Vice President and Chief Financial Officer of our company since August 1996 and Secretary and Treasurer since June 1998. From January 1994 to April 1996, Mr. Gemmo was the Chief Financial Officer of Bio-Botanica, Inc., a developer and manufacturer of herbal extracts. From 1989 to 1994, Mr. Gemmo was Chief Financial Officer of General Aerospace Materials Corp.

      Ronald J. Dintemann has been Vice President-Operations of our company since May 1989 after serving as Vice President-Operations of Globe Extracts, Inc. for two years.

      Harvey Farber has been Senior Vice President-Flavor Division of our company since October 1997. From October 1995 through October 1997, Mr. Farber was Senior Vice President-Flavor Development of our company. Before Mr. Farber joined our company, he was the Vice President-Flavor Development at J. Manheimer Inc. for 12 years.

      Sean Deson has been a Director of our company since June 1998. Mr. Deson is currently the Managing Partner of Deson & Co., a private equity investment firm. Prior thereto, Mr. Deson was a Senior Vice President in the Investment Banking Division of Donaldson, Lufkin & Jenrette Securities Corporation, or DLJ. Mr. Deson served in various capacities at DLJ since 1990, primarily as an advisor, financier and investor. Mr. Deson also serves as a member of the Board of Directors of SpecChem International Holdings, L.L.C., Versity.com, SystemsFusion Inc., and ActiveWorlds.com, Inc.

      Werner F. Hiller has been a Director of our company since June 1998. Since 1996, Mr. Hiller has been a consultant to General Spice Companies, a division of ConAgra, and previously served as the President of General Spice Companies from 1990 to 1996. Mr. Hiller also was the co-founder of General Spice Companies, and from 1965 to 1990, he served as its Executive Vice President and Treasurer.

      Irwin D. Simon has been a Director of our company since June 1998. Mr. Simon has been the President and Chief Executive Officer of The Hain Food Group, Inc., a natural and specialty foods company listed on Nasdaq, since 1993. Prior to 1993, Mr. Simon spent 15 years in various sales and marketing positions, including Vice President of Marketing of Slim-Fast Foods Company, and Eastern Regional Director of Haagen-Dazs Shops, a division of Grand Metropolitan, PLC.

      All of our directors serve for a one year term ending at the next annual meeting of stockholders or until their respective successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors, subject to rights, if any, under their contracts of employment. There are no family relationships among our directors and executive officers. See "- Director Compensation" and "- Executive Compensation."

Meetings of the Board of Directors and Committees

      Our business affairs are managed under the direction of the Board of Directors. Members of the Board of Directors are informed about our affairs through presentations, reports and documents distributed to them, through operating and financial reports routinely presented at meetings of the Board of Directors and committee meetings and through other means. In addition, our directors discharge their duties throughout the year not only by attending meetings of the Board of Directors but also through personal meetings and other communications, including telephone contact with management and others of our company.

Board Committees

      Our Board of Directors has an Executive Committee, an Audit Committee and a Compensation Committee. The members of these Committees are appointed by the Board of Directors.

      Executive Committee. The Executive Committee of the Board of Directors may exercise, except when the Board of Directors is in session and to the extent permitted by the General Corporation Law of the State of Delaware, all of the powers of the Board of Directors in the management of the affairs of the Company. The current members of the Executive Committee are Messrs. Rosner, Deson and Hiller.

      Audit Committee. The Audit Committee recommends to the Board of Directors the firm to be selected each year as independent auditors of our financial statements and to perform services related to such audit. The Audit Committee also has responsibility for (i) reviewing the scope and results of the audit with the independent auditors, (ii) reviewing our financial condition and results of operations with management, (iii) considering the adequacy of the internal accounting, bookkeeping and control procedures, and (iv) reviewing any non-audit services and special engagements to be performed by the independent auditors and considering the effect of such performance on the auditors' independence. The current members of the Audit Committee are Messrs. Deson and Hiller.

      Compensation Committee. The Compensation Committee recommends to the Board of Directors the compensation to be paid to our executive officers and other key personnel, reviews new or existing employee compensation programs and periodically reviews management perquisites and other benefits. The current members of the Compensation Committee are Messrs. Hiller and Simon.

      We have not established a nominating committee and/or a corporate governance committee as recommended by the TSE Report (as defined herein), however, we believe that the nomination of directors and other issues normally considered by these committees can be effectively managed by the Board of Directors due to its composition, or by the Audit Committee. See "- Statement of Corporate Governance Practices."

Director Compensation

      Each of our outside directors is paid a $10,000 annual fee plus $500 for each formal meeting attended. Alternatively, an outside director may, at his option and in lieu of such cash remuneration, elect to receive a non-qualified stock option grant for such earned fees. In addition, directors are reimbursed for reasonable expenses actually incurred in connection with attending each formal meeting of the Board of Directors or any committee thereof. Our outside directors currently are Messrs. Deson, Hiller and Simon. See "Item 5 - Markets for Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities," and "Item 12 - Certain Relationships and Related Transactions."

Statement of Corporate Governance Practices

      Our Common Stock is listed on the Toronto Stock Exchange. The by-laws of the TSE require listed companies to disclose their approach to corporate governance on an annual basis and within the context of certain guidelines proposed in the December 1994 report issued by The Toronto Stock Exchange Committee on Corporate Governance in Canada (the "TSE Report"). The report focuses on the importance of each company addressing the governance issue in its own context and the receipt by the company's stockholders of an explanation for each company's approach to governance. There is no requirement for us to comply with the guidelines in the TSE Report, and the report itself recognizes that each company should have the flexibility to develop its own approach to corporate governance.

      Of particular significance is the fact that we are organized under the laws of the State of Delaware, and therefore subject to that State's laws and principles of corporate governance. We are of the opinion that our approach to corporate governance is in compliance in all material respects with Delaware law and the principles of the TSE Report.

Unrelated Directors

      Much of the discussion in the TSE Report focuses on the composition of a company's board of directors and, in particular, the number of "unrelated directors." In the TSE Report, an "unrelated director" is a director who is free from any interest and any business or other relationship which could, or could reasonably be perceived to, materially interfere with that director's ability to act with a view to the best interests of the company, other than an interest arising from such director's status as a stockholder. The TSE Report also focuses on the importance of having an appropriate portion of the board of directors which is free from any interest or relationship with a "significant shareholder" of the company (i.e., a shareholder controlling more than 50% of a company's common stock). We do not have a "significant shareholder" within the meaning of the TSE Report.

      We believe that three of our five directors (i.e., Messrs. Deson, Hiller and Simon) are "unrelated" within the meaning of the TSE Report. We believe that the number of unrelated directors is appropriate for the effective operations of the Company.

      The Board of Directors has no formal policy setting out which specific matters must be brought by the President and management to the Board of Directors for approval, although generally all material transactions are presented by management for approval by the Board of Directors.

Response to Stockholders

      Management is available to stockholders to respond to questions and concerns on a prompt basis. The Board of Directors believes that management is generally responsive to the inquiries of stockholders and others interested in our company.

Expectations of Management

      The Board of Directors works closely with members of management. The Board's access to information relating to our operations, through membership on the Board of several key members of management and, as necessary, attendance by other members of management at the request of the Board, are important elements to the effective and informed functioning of the Board of Directors.

      The Board of Directors expects our management to take the initiative in identifying opportunities and risks affecting our business and finding means to deal with such opportunities and risks for our benefit.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who benefically own more than 10% of our Common Stock (collectively, the "Reporting Persons") file with the Securities and Exchange Commission (the "Commission") (and, if such security is listed on a national securities exchange, with such exchange) various reports as to their ownership of and activities relating to such Common Stock. Such Reporting Persons are required by Commission regulations to furnish us with copies of all Section 16 (a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from Reporting Persons, and without conducting any independent investigation of our own, in 1999, all Forms 3, 4 and 5 were timely filed with the Commission by such Reporting Person.

ITEM 10-EXECUTIVE COMPENSATION

      The following summary compensation table sets forth the aggregate compensation paid to or earned by our Chairman of the Board and President and the other four most highly compensated executive officers of our company (other than the Chairman of the Board and President) whose total annual salaries and bonuses exceeded $100,000 for the year ended December 31, 1999 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                                     Awards
                                                                Annual            Annual             ------             Payouts
                                                             Compensation      Compensation         Securities          -------
                                                             ------------      ------------         Underlying         All Other
Name and Principal Position                       Year          Salary             Bonus           Options/SARs     Compensation (1)
---------------------------                       ----          ------             -----           ------------     ----------------
Philip Rosner...............................      1999         $225,000           $4,327            100,000(2)          $10,923
Chairman of the Board and President               1998          225,930             --                 --                11,545
                                                  1997          235,000             --                 --                11,603

A. Gary Frumberg............................      1999          208,000            4,000            100,000(2)           13,089
Director and Executive Vice President             1998          208,000             --                 --                12,514
                                                  1997          192,308             --                 --                12,710

Harvey Farber...............................      1999          150,000            2,885             20,000(3)            3,544
Senior Vice President-Flavor Division             1998          172,415             --                 --                 3,446
                                                  1997          163,461             --               50,000(4)           26,555(5)

Ronald J. Dintemann.........................      1999          140,400            2,700             20,000(3)           12,345
Vice President-Operations                         1998          140,400             --                 --                12,330
                                                  1997          129,808             --               25,000(6)           12,306

Joseph A. Gemmo.............................      1999          135,200            2,600             20,000(3)            6,541
Vice President, Chief Financial Officer,          1998          135,200             --                 --                 5,565
Secretary and Treasurer                           1997          116,346             --              150,000(7)            3,509

----------
(1) Represents personal use of automobile expenses and life insurance of such executive.

(2) Represents five-year stock options to purchase 100,000 shares of Common Stock granted in June 1999 under the 1999 Stock Option Plan at an exercise price of $1.62 per share.

(3) Represents ten-year stock options to purchase 20,000 shares of Common Stock granted in April 1999 under the 1993 Stock Option Plan at an exercise price of $.875 per share.

(4) Represents ten-year stock options to purchase 50,000 shares of Common Stock granted in February 1997 under the 1996 Stock Option Plan at an exercise price of $1.31 per share. See "- Employment Agreements."

(5) Includes the value of 25,000 shares of Common Stock valued at $1.00 per share issued to Mr. Farber as additional compensation pursuant to his amended employment agreement.

(6) Represents ten-year stock options to purchase 25,000 shares of Common Stock granted in June 1997 under the 1996 Stock Option Plan at an exercise price of $1.6875 per share.

(7) Represents ten-year stock options to purchase: (i) 100,000 shares of Common Stock granted in August 1996 under the 1996 Stock Option Plan at an exercise price of $2.0625 per share; and (ii) 50,000 shares of Common Stock granted in February 1997 at an exercise price of $1.31 per share. The options to purchase 100,000 shares were repriced from $2.0625 to $1.31 on December 1, 1997, the current market price at the time of repricing.

Option Grants in 1999

      The following table sets forth certain information concerning individual option grants during the year ended December 31, 1999 to each of the Named Executive Officers.

                               Number of         % of Total
                              Securities         Options/SARS
                               Underlying        Granted to
                              Options/SARs       Employees in        Exercise Price    Expiration
Name                            Granted          Fiscal Year           Per Share          Date
----                          ------------       ------------        --------------    ----------
Philip Rosner ...............   100,000              29.9%               $1.62           6/24/04
A. Gary Frumberg ............   100,000              29.9                 1.62           6/24/04
Harvey Farber ...............    20,000               6.0                 0.875          4/28/09
Ronald J. Dintemann .........    20,000               6.0                 0.875          4/28/09
Joseph A. Gemmo .............    20,000               6.0                 0.875          4/28/09

Aggregate Option Exercises in 1999 and 1999 Year-End Option Values

      The following table provides certain information concerning each exercise of stock options during the year ended December 31, 1999 by each of the Named Executive Officers and the year-end value of unexercised options. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.

                                   Number of                         Number of Unexercised              Value of Unexercised
                                    Shares                                Options at                  In-the-Money Options at
                                  Acquired on        Value             December 31, 1999                December 31, 1999($)
Name                               Exercise       Realized($)      Exercisable/Unexercisable        Exercisable/Unexercisable(1)
----                               --------       -----------      -------------------------        ----------------------------
Philip Rosner................         --              --                   0/100,000                        $    -/-(2)
A. Gary Frumberg.............         --              --                   0/100,000                             -/-(2)
Harvey Farber................         --              --                 44,000/36,000                       1,660/5,040
Ronald J. Dintemann..........         --              --                 89,000/31,000                      47,010/5,040
Joseph A. Gemmo..............         --              --                134,000/36,000                       1,260/5,040

----------
(1) Value of unexercised "in-the-money" options is equal to the difference between the closing per share price of our Common Stock on the TSE at December 31,1999 (U.S. $1.21) and the option exercise price per share multiplied by the number of shares subject to options.

(2)   None of these options were "in the money" at December 31, 1999.

Employment Agreements

      In October 1995, we entered into a five-year employment agreement with Mr. Rosner which provides that he will serve as the President of our company. The agreement provides for an annual base salary (adjustable in accordance with the Consumer Price Index) of $235,000. Effective January 1, 1998, we increased Mr. Rosner's annual base salary to $244,400 per year. Effective May 1, 1998, Mr. Rosner voluntarily reduced his annual salary from $244,400 to $200,000 for the remainder of 1998. Effective January 1, 1999, Mr. Rosner's annual base salary was increased to $225,000. The agreement contains, among other things, customary termination and confidentiality provisions. See "- Certain Relationships and Related Transactions - Transactions with Directors and Executive Officers."

      In October 1995, we entered into a five-year employment agreement with Mr. Frumberg which provides that he will serve as Executive Vice President of our company. The agreement provides for an annual base salary (adjustable in accordance with the Consumer Price Index) of $200,000. Effective January 1, 1998, we increased Mr. Frumberg's annual base salary to $208,000. The agreement contains, among other things, customary termination and confidentiality provisions. See "- Certain Relationships and Related Transactions - Transactions with Directors and Executive Officers."

      In January 1996, we entered into a five-year employment agreement with Ronald J. Dintemann to serve as Vice President-Operations of our company. Pursuant to his employment agreement, Mr. Dintemann is entitled to receive an annual base salary (adjustable in accordance with the Consumer Price Index) of $135,000. Effective January 1, 1998, we increased Mr. Dintemann's annual base salary to $140,400. Mr. Dintemann's employment agreement contains, among other things, customary termination and confidentiality provisions.

      In August 1996, we entered into a three-year employment agreement with Joseph A. Gemmo to serve as Vice President and Chief Financial Officer of our company. Pursuant to his employment agreement, Mr. Gemmo is entitled to receive an annual base salary of $115,000. Effective August 1997, we increased Mr. Gemmo's annual base salary to $130,000. Effective January 1, 1998, we increased Mr. Gemmo's annual base salary to $135,200. In addition, pursuant to his employment agreement, on August 2, 1996, Mr. Gemmo received options to purchase 100,000 shares of our Common Stock. Mr. Gemmo's employment agreement also provides that Mr. Gemmo may receive an annual bonus, payable at our sole discretion. On December 1, 1997, our Board of Directors authorized us to reprice the options granted to Mr. Gemmo in August 1996 to purchase 100,000 shares of our Common Stock from $2.0625 to $1.28 per share, the market price of our Common Stock at the time of repricing and to pay Mr. Gemmo a minimum cash bonus of $50,000 in the event our company undergoes a "change of control." On August 2, 1999, Mr. Gemmo's employment agreement was renewed under the same terms and conditions for an additional three-year term.

1993 Stock Option Plan

      In November 1993, we adopted, and the stockholders approved, the 1993 Stock Option Plan pursuant to which we may grant to our employees options to purchase up to 500,000 shares of our Common Stock. The options granted under the 1993 Stock Option Plan may be exercised during the ten-year period after they are granted, at an exercise price equal to the mean between the high and low selling prices of our Common Stock on the TSE on the date of the grant. Options granted to any person who beneficially owns ten percent (10%) or more of our Common Stock may not be exercised after the fifth anniversary of the date of the grant and must be granted at an exercise price equal to 110% of the market price at the date of the grant. In May 1999, our Board of Directors terminated the 1993 Stock Option Plan for the purpose of granting additional stock options. Termination of the 1993 Stock Option Plan will not affect options that were granted prior to the termination date.

      As of March 15, 2000, options to purchase an aggregate of 423,000 shares of our Common Stock were outstanding under the 1993 Stock Option Plan.

1996 and 1999 Stock Option Plans

      In 1996, our then existing Board of Directors adopted, and the stockholders approved, the 1996 Stock Option Plan.

      In May 1999, our Board of Directors adopted, and in June 1999, the stockholders approved, the 1999 Stock Option Plan.

      The maximum number of shares of Common Stock that may be subject to options under each of the 1996 and 1999 Stock Option Plans, may not exceed an aggregate of 1,000,000 shares. This number may be adjusted in certain events, such as a stock split, reorganization or recapitalization. Our employees (including officers and directors who are employees) and employees of our company's subsidiaries are eligible for the grant of incentive options under the 1996 and 1999 Stock Option Plans. Directors who are not employees are not eligible to receive incentive stock options, but may receive non-qualified options. Options may also be granted to other persons, provided that such options are non-qualified options. In the event of incentive options, the aggregate fair market value of our Common Stock with respect to which such options become first exercisable by the holder during any calendar year cannot exceed $100,000. This limit does not apply to non-qualified options. To the extent an option that otherwise would be an incentive option exceeds this $100,000 threshold, it will be treated as a non-qualified option.

      In the case of an incentive option, the exercise price cannot be less than the fair market value (as defined in the 1996 and 1999 Stock Option Plans) of our Common Stock on the date the option is granted and, if an optionee is a stockholder who beneficially owns 10% or more of our outstanding Common Stock, the exercise price of incentive options may not be less than 110% of the fair market value of our Common Stock. The term of an option cannot exceed ten years and, in the case of an optionee who owns 10% or more of the outstanding Common Stock, cannot exceed five years.

      The 1996 and 1999 Stock Option Plans will terminate automatically and no options may be granted more than ten years after the dates the 1996 and 1999 Stock Option Plans, respectively, were approved by our Board of Directors. The 1996 and 1999 Stock Option Plans may be terminated at any prior time by the Board of Directors. Termination of the 1996 and 1999 Stock Option Plans will not affect options that were granted prior to the termination date.

      As of March 15, 2000, options to purchase an aggregate of 951,462 and 300,000 shares of our Common Stock were outstanding under the 1996 and 1999 Stock Option Plans, respectively.

ITEM 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of March 15, 2000 regarding the beneficial ownership of our Common Stock by (A) each person known by us to own beneficially more than 5% of our Common Stock, (B) each of our directors, (C) each of our Named Executive Officers, and (D) all of our executive officers and directors as a group (8 persons):


                                                                                      Number of Shares         Percentage
Name                                                                                Beneficially Owned(1)    Beneficially Owned
----                                                                                ---------------------    ------------------
Philip Rosner(2) ...............................................................       2,182,509(3)(4)             17.4%
A. Gary Frumberg(2) ............................................................       1,292,199(3)                10.3%
Richard R. Higgins .............................................................         889,000                    7.1%
Stanley Altschuler .............................................................         956,000(5)                 7.3%
Richard E. Cooper ..............................................................         595,000(6)                 4.5%
Sean Deson (2) .................................................................         150,898(7)(8)              1.2%
Werner F. Hiller(2) ............................................................         147,351(7)(9)(10)          1.2%
Irwin D. Simon (2) .............................................................         120,000(7)(9)                *
Ronald J. Dintemann (2) ........................................................         158,111(11)                1.3%
Harvey Farber(2) ...............................................................          51,600(12)                  *
Joseph A. Gemmo(2) .............................................................         136,000(13)                1.1%
All directors and executive officers as a group (8 persons) ....................       4,238,668                   32.1%

----------

*     Less than 1%

(1) As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (i) the power to vote, or direct the voting of, such security or (ii) investment power which includes the power to dispose or to direct the disposition of such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days of the date shown above.

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

(3) Excludes 100,000 shares of Common Stock issuable upon the exercise of options granted in June 1999 at an exercise price of $1.62 per share to each of Messrs. Rosner and Frumberg under the 1999 Stock Option Plan. Such options vest in three equal annual installments commencing one year from the date of the grant.

(4) Includes 36,438 shares of Common Stock owned by Mr. Rosner's wife. Mr. Rosner disclaims beneficial ownership of the shares owned by his wife.

(5) Includes 361,000 shares of Common Stock personally owned by Mr. Altschuler and 595,000 shares of Common Stock issuable upon the exercise of warrants held by Strategic Growth International, or SGI, of which Mr. Altschuler and Mr. Richard E. Cooper are each 50% stockholders. We call these warrants the SGI Warrants. See"- Note 6." Accordingly, Mr. Altschuler may be deemed to own the 595,000 shares of Common Stock underlying the SGI Warrants, which are currently exercisable. Mr. Altschuler may therefore be deemed to beneficially own an aggregate of 956,000 shares of Common Stock. Mr. Altschuler has sole voting and dispositive power over the 361,000 shares of Common Stock which he personally owns. Mr Altschuler shares dispositive power over the SGI Warrants and, upon the exercise of such warrants, would share voting power over the shares of Common Stock underlying such warrants.

(6) Represents 595,000 shares of Common Stock issuable upon the exercise of the SGI Warrants by SGI, of which Mr. Cooper and Mr. Altschuler are each 50% stockholders. See "-Note 5." Accordingly, Mr. Cooper may be deemed to own the 595,000 shares of Common Stock underlying the SGI Warrants, which are currently exercisable. Mr. Cooper shares dispositive power over the SGI Warrants and, upon exercise of such warrants, would share voting power over the shares of Common Stock underlying such warrants.

(7) Includes ten-year options to purchase 100,000 shares of our Common Stock granted to each of Messrs. Deson, Hiller and Simon in June 1999 under the 1996 and 1999 Stock Option Plans. Such options are fully vested and have an exercise price equal to $1.47 per share, the closing price of our Common Stock on the OTC Bulletin Board on the date of the grant.

(8) Includes ten-year options to purchase 40,000 shares of our Common Stock granted to Mr. Deson on June 29, 1998 and 10,898 shares granted on April 28, 1999 and October 27, 1999 which are fully vested and excludes options to purchase 160,000 shares of our Common Stock that have not yet vested. Such options vest in equal increments of 40,000 shares in each of 2000 through 2003.

(9) Includes ten-year options to purchase 20,000 shares of our Common Stock granted to each of Messrs. Hiller and Simon which are fully vested and excludes options to purchase 80,000 shares of our Common Stock that have not yet vested . All of such options were granted to Messrs. Hiller and Simon on June 29, 1998. Such unvested options vest in equal increments of 20,000 shares to each of Messrs. Hiller and Simon in each of 2000 through 2003.

(10) Includes ten-year options to purchase 6,731 shares of our Common Stock granted to Mr. Hiller on April 28, 1999 which are fully vested.

(11) Includes ten-year options to purchase 89,000 shares of our Common Stock granted to Mr. Dintemann and excludes options to purchase an additional 31,000 shares that have not yet vested. Of such unvested options, options to purchase 9,000 shares will vest in each of 2001, 2002 and 2003, and options to purchase 4,000 shares will vest in 2004.

(l2) Includes ten-year options to purchase 44,000 shares of our Common Stock granted to Mr. Farber on January 23, 1996, February 27, 1997 and April 28, 1999, and excludes options to purchase an additional 36,000 shares that have not yet vested. Of such unvested options, options to purchase 14,000 shares will vest in each of 2001 and 2002, and options to purchase 4,000 shares will vest in 2003 and 2004.

(13) Includes ten-year options to purchase 134,000 shares of our Common Stock granted to Mr. Gemmo on February 27, 1997, December 1, 1997 and April 28, 1999, and excludes options to purchase an additional 36,000 shares that have not yet vested. Of such unvested options, options to purchase 14,000 shares will vest in each of 2001 and 2002, and options to purchase 4,000 shares will vest in 2003 and 2004

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Principal Shareholders

      None

Transactions with Directors

      In October 1999, we began selling flavor products to The Hain Food Group, Inc., a Delaware corporation. Irwin D. Simon, a director of our company, is a director and Chief Executive Officer and President of The Hain Food Group. Our sales to The Hain Food Group totaled approximately $213,000 for the three month period of 1999, which we believe were competitive with other available sources for such flavor products. We sold no products to The Hain Food Group during 1998 or 1997.

      In 1999, we granted ten-year options to purchase an aggregate of 717,629 shares of Common Stock, including the Converted Options, to Sean Deson, Werner
F. Hiller and Irwin D. Simon, our outside directors and 100,000 shares of Converted Options to Bruce S. Foerster, a former director of our company. These options were granted at exercise prices ranging from $.875 to $1.47 per share. 317,629 shares of such grants are fully vested, and 400,000 shares vest over five years from the date of the grant. The 100,000 shares granted to Mr. Foerster were canceled on June 24, 1999, the date he resigned from the board. For a description of the Converted Options, see "Item 5-Markets for Common Equity and Related Stockholder Matters-Recent Sales of Unregistered Securities."

Transactions with Executive Officers

      In 1999, we granted five-year and ten-year options to purchase an aggregate of 260,000 shares of Common Stock to Philip Rosner, A. Gary Frumberg, Harvey Farber, Ronald J. Dintemann and Joseph A. Gemmo, each of whom is an executive officer of our company. These options were granted at exercise prices ranging from $.875 to $1.62, and vest ratably over periods ranging from three to five years.

      The following table sets forth certain information regarding loans made by us to our directors and executive officers which were outstanding as of December 31, 1999. On March 15, 1999, the loans were amended to change the maturity date from December 31, 1999 to March 15, 2002. As of March 15, 2000, the aggregate indebtedness owed to us under these loans was $256,289, including accrued interest thereon. These loans are secured by shares of our Common Stock that are owned by Messrs. Rosner and Frumberg, and bear interest at a bank's prime rate and are due in equal annual installments of principal and interest through March 15, 2002.

      On February 1, 2000, Mr. Frumberg surrendered to us 25,000 shares of Common Stock owned by him which resulted in a partial reduction of his outstanding loan to us of $40,250. Mr. Rosner's loan was amended to provide that the annual installment of principal and interest due on March 15, 2000 of $70,450 would become payable on June 1, 2000.

Transactions with Related Parties

      In 1999 and 1998, we sold fragrance products to Scent-A-Vision, Inc., a company owned by Ms. Sharon Christie who is the spouse of Mr. Philip Rosner, our Chairman and President. Our sales to Scent-A-Vision for years 1999 and 1998 were approximately $342,000 and $244,000, respectively, which we believe were competitive with other available sources for such fragrance products.

                       Table of Indebtedness of Directors
                        and Executive Officers of Company

                                                                                 Amount                   Amount
                                                                               Outstanding              Outstanding
                                                          Involvement            as of                     as of
Name and Principal Position                                of Issuer       December 31, 1999(1)       March 15, 2000(1)
---------------------------                                ---------       --------------------       -----------------
Philip Rosner, Chairman of the Board and President .....     Lender              $207,910                 $211,346
A. Gary Frumberg, Director and Executive Vice
   President ...........................................     Lender                84,191                   44,943

----------

(1)   Includes accrued interest.

ITEM 13-EXHIBITS AND REPORTS ON FORM 8-K.

      (a) The exhibits listed below are filed as part of this Annual Report on Form 10-KSB.

  Exhibit
   Number                              Document
  -------                              --------
      3.1   Certificate of Incorporation and By-Laws (A).
      4.1   Form of Certificate Representing Share of Common Stock (A).
      10.1  Lease for Property in Amityville, New York (A).
      10.2  1993 Stock Option Plan (A).
      10.3 1996 Stock Option Plan (incorporated by reference from our 1996 definitive proxy statement with respect to our 1996 Annual Meeting of Stockholders, held October 30, 1996, as filed with the Commission on September 25, 1996).
      10.4 1999 Stock Option Plan (incorporated by reference from our 1999 definitive proxy statement with respect to the 1999 Annual Meeting of Stockholders, held June 24, 1999, as filed with the Commission on May 28, 1999).
      10.5 Promissory Note of Philip Rosner issued to us, dated March 15, 1999 (filed as Exhibit 10.25 to Form 10-KSB, Annual Report of our company for the year ended December 31, 1998 and incorporated herein by reference).
      10.6 Stock Pledge Agreement, dated March 15, 1999, between us and Philip Rosner (filed as Exhibit 10.26 to Form 10-KSB, Annual Report of our company for the year ended December 31, 1998 and incorporated herein by reference).
      10.7 Promissory Note of A. Gary Frumberg issued to us, dated March 15, 1999 (filed as Exhibit 10.27 to Form 10-KSB, Annual Report of our company for the year ended December 31, 1998 and incorporated herein by reference).
      10.8 Stock Pledge Agreement, dated March 15, 1999, between us and A. Gary Frumberg (filed as Exhibit 10.28 to Form 10-KSB, Annual Report of our company for the year ended December 31, 1998 and incorporated herein by reference).
      10.9 Asset Purchase Agreement, dated August 25, 1998, between us, Mane-Seafla, Inc. and Mane USA, Inc. (filed as Exhibit 2.1 to Form 8-K, Current Report of our company, filed with the Commission on September 9, 1998).
      10.10 Loan and Security Agreement, dated June 29, 1999, between us and Foothill Capital Corporation (filed as Exhibit 10.1 to Form 8-K, Current Report of our company, filed with the Commission on July 16,
            1999).
      10.11 Unconditional Guaranty, dated June 29, 1999 between us and Foothill Capital Corporation (filed as Exhibit 10.2 to Form 8-K, Current Report of our company, filed with the Commission on July 16, 1999).
      10.12 Unconditional Guaranty, dated June 29, 1999 between Technology Flavors & Fragrances S.A. and Foothill Capital Corporation (filed as
            Exhibit 10.3 to Form 8-K, Current Report of our company, filed with the Commission on July 16, 1999).
      *21.1 Our subsidiaries.
      *23.1 Consent of Ernst & Young LLP.
      *27.1 Financial Data Schedule.

(A) Incorporated by reference to our Registration Statement on Form 10-SB (File No. 0-26682) filed with the Commission on August 28, 1995.

*     Filed herewith.

      (b) Reports on Form 8-K.

          None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we have caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                   Technology Flavors & Fragrances, Inc.


Dated: March 29, 2000               By:          /s/ JOSEPH A. GEMMO
                                       -----------------------------------------
                                                    Joseph A. Gemmo
                                      Vice President and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                        Title                         Date

    /s/ PHILIP ROSNER          Chairman of the Board,             March 29, 2000
---------------------------    President and Director
       Philip Rosner           (Principal Executive Officer)

    /s/ A.GARY FRUMBERG        Executive Vice President           March 29, 2000
---------------------------    and Director
     A. Gary Frumberg

    /s/ JOSEPH A. GEMMO        Vice President, Chief Financial    March 29, 2000
---------------------------    Officer, Secretary and Treasurer
     Joseph A. Gemmo           (Principal Financial and
                               Accounting Officer)

    /s/ SEAN DESON             Director                           March 29, 2000
---------------------------
        Sean Deson

    /s/ WERNER F. HILLER       Director                           March 29, 2000
---------------------------
      Werner F. Hiller

    /s/ IRWIN D. SIMON         Director                           March 29, 2000
---------------------------
       Irwin D. Simon

                                  Exhibit Index

Exhibit
Number                                Description
------                                -----------

   21.1           Our subsidiaries.

   23.1           Consent of Ernst & Young LLP.

   27.1           Financial Data Schedule.

                          Index to Financial Statements

                                                                           Page
                                                                           ----

Report of Independent Auditors                                              F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998                F-3

Consolidated Statements of Operations for the Years Ended
December 31, 1999 and 1998                                                  F-4

Consolidated Statements of Stockholders' Equity for the Years
Ended December 31, 1999 and 1998                                            F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1999 and 1998                                                  F-6

Notes to Consolidated Financial Statements for the Years Ended
December 31, 1999 and 1998                                                  F-7

                         Report of Independent Auditors


To the Stockholders and Board of Directors of Technology Flavors & Fragrances, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Technology Flavors & Fragrances, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Technology Flavors & Fragrances, Inc. and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


                                         /s/ ERNST & YOUNG LLP

Melville, New York
February 28, 2000

                      Technology Flavors & Fragrances, Inc.
                           Consolidated Balance Sheets

                                                                                              At December31,
                                                                                      ----------------------------
                                                                                          1999             1998
                                                                                      ------------    ------------
                                       ASSETS
Current assets:
   Cash and cash equivalents ......................................................   $    154,535    $    317,034
   Receivables (less allowance for doubtful accounts of $115,000 in 1999 and
      $235,000 in 1998 (Note 3) ...................................................      3,270,571       2,526,729
   Inventories (Note 4) ...........................................................      2,634,997       2,802,284
   Prepaid expenses and other current assets ......................................         54,995          32,757
                                                                                      ------------    ------------
      Total current assets ........................................................      6,115,098       5,678,804
Fixed assets, net (Note 5) ........................................................        577,482         604,511
Intangible assets, net (Notes 6 and 10) ...........................................        945,903       1,108,058
Other assets ......................................................................        382,708         371,656
Notes receivable from related parties (Note 7) ....................................        292,101         269,732
                                                                                      ------------    ------------
      Total assets ................................................................   $  8,313,292    $  8,032,761
                                                                                      ============    ============
                                     LIABILITIES
Current liabilities:
   Accounts payable ...............................................................   $  1,565,575    $  1,621,887
   Accrued expenses ...............................................................        301,775         611,150
   Revolving credit facility (Note 8) .............................................      1,544,607       1,612,634
   Current portion of long-term debt (Note 8) .....................................         39,354          34,562
                                                                                      ------------    ------------
      Total current liabilities ...................................................      3,451,311       3,880,233
Long-term debt (Note 8) ...........................................................         35,359          40,616
Deferred credits ..................................................................        334,087         321,727
                                                                                      ------------    ------------
                                                                                         3,820,757       4,242,576
Commitments (Note 12)
                                STOCKHOLDERS' EQUITY
Common stock:
   $.01 par value, authorized 20,000,000 shares, issued 12,549,223 and 12,449,223,
      respectively ................................................................        125,492         124,492
Paid-in capital ...................................................................     10,222,544      10,178,015
Accumulated deficit ...............................................................     (5,855,501)     (6,512,322)
                                                                                      ------------    ------------
      Total stockholders' equity ..................................................      4,492,535       3,790,185
                                                                                      ------------    ------------
      Total liabilities and stockholders' equity ..................................   $  8,313,292    $  8,032,761
                                                                                      ============    ============

                             See accompanying notes.

                      Technology Flavors & Fragrances, Inc.
                      Consolidated Statements of Operations

                                                              For the years ended
                                                                  December 31,
                                                          ----------------------------
                                                              1999            1998
                                                          ------------    ------------
                                                                     (Note9)
Net sales .............................................   $ 14,769,130    $ 13,888,242
Cost of sales .........................................      8,450,923       8,288,245
                                                          ------------    ------------
        Gross profit ..................................      6,318,207       5,599,997
                                                          ------------    ------------
Operating expenses:
   Selling ............................................      2,315,251       2,713,869
   General and administrative .........................      1,670,492       1,917,868
   Research and development ...........................      1,306,695       1,396,158
   Amortization .......................................        181,006         354,375
   Write-down of intangible assets and other charges ..             --       2,119,760
                                                          ------------    ------------
        Total operating expenses ......................      5,473,444       8,502,030
                                                          ------------    ------------
Income (loss) from operations .........................        844,763      (2,902,033)
Interest expense, net .................................       (160,383)       (107,787)
                                                          ------------    ------------
Income (loss) before provision for income taxes .......        684,380      (3,009,820)
Provision for income taxes ............................        (27,559)         (1,730)
                                                          ------------    ------------
Income (loss) from continuing operations ..............        656,821      (3,011,550)

Discontinued operations:
   Gain on disposal of discontinued operations.........             --       1,080,157
   Loss from discontinued operations ..................             --        (104,881)
                                                          ------------    ------------
                                                                    --         975,276
                                                          ------------    ------------
Net income (loss) .....................................   $    656,821    $ (2,036,274)
                                                          ============    ============
Net income (loss) per common share - basic and diluted:
   Continuing operations ..............................   $        .05    $       (.24)
   Discontinued operations ............................             --             .08
                                                          ------------    ------------

Net income (loss) per common share - basic and diluted    $        .05    $       (.16)
                                                          ============    ============

Weighted average shares outstanding ...................     12,499,223      12,399,623
                                                          ============    ============

                             See accompanying notes.

                      Technology Flavors & Fragrances, Inc.
                 Consolidated Statements of Stockholders' Equity
                 For the years ended December 31, 1999 and 1998

                                                                                                          Unearned
                                                   Common Stock                                         Compensation
                                              ----------------------        Paid-In      (Accumulated   Arising from
                                                Shares       Amount         Capital         Deficit)     Stock Awards       Total
                                              ----------    --------      -----------    ------------   -------------    ----------
Balance at December 31, 1997 ...........      12,374,223    $123,742      $10,138,165     $(4,476,048)    $(236,284)     $5,549,575

Shares issued in connection with
   exercise of stock options ...........          75,000         750           42,750                                        43,500
Redemption of warrants .................                                      (20,000)                                      (20,000)
Options issued for consulting
    services ...........................                                       17,100                                        17,100
Amortization of unearned
   compensation ........................                                                                     48,505          48,505
Write-off of unearned compensation
   associated with discontinued
   operations ..........................                                                                    187,779         187,779
Net loss ...............................                                                   (2,036,274)                   (2,036,274)
                                              ----------    --------      -----------     -----------     ---------      ----------

Balance at December 31, 1998 ...........      12,449,223     124,492       10,178,015      (6,512,322)           --       3,790,185

Shares issued in connection with
   exercise of stock options ...........         100,000       1,000           44,529                                        45,529
Net income .............................                                                      656,821                       656,821
                                              ----------    --------      -----------     -----------     ---------      ----------

Balance at December 31, 1999 ...........      12,549,223    $125,492      $10,222,544     $(5,855,501)    $      --      $4,492,535
                                              ==========    ========      ===========     ===========     =========      ==========

                             See accompanying notes.

                      Technology Flavors & Fragrances, Inc.
                      Consolidated Statements of Cash Flows

                                                                          For the years ended
                                                                               December 31,
                                                                       --------------------------
                                                                           1999           1998
                                                                       -----------    -----------
Cash flows from operating activities:
  Net income (loss) ................................................   $   656,821    $(2,036,274)
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
    Net gain on sale of Seasoning Division .........................            --     (1,080,157)
    Depreciation and amortization ..................................       338,166        507,106
    Write-down of intangible assets ................................            --      1,723,000
    Provision for bad debts ........................................            --        195,710
    Deferred rent ..................................................        12,360         12,360
    Loss on disposal of fixed assets ...............................            --         15,697
    Non-cash consulting charge .....................................            --         17,100
    Changes in assets and liabilities:
      Accounts receivable ..........................................      (743,842)      (524,853)
      Inventories ..................................................       167,287        545,155
      Prepaid expenses and other current assets ....................       (22,238)        26,122
      Other assets .................................................       (42,374)      (146,147)
      Accounts payable .............................................       (56,312)       699,890
      Accrued expenses .............................................      (309,375)       192,498
                                                                       -----------    -----------
    Net cash provided by operating activities                                  493        147,207
                                                                       -----------    -----------

Cash flows from investing activities:
  Net proceeds from sale of Seasoning Division .....................            --      3,911,656
  Purchase of fixed assets .........................................      (130,131)       (45,617)
  (Increase) decrease in notes receivable ..........................       (22,369)         9,788
                                                                       -----------    -----------
    Net cash (used in) provided by investing activities ............      (152,500)     3,875,827
                                                                       -----------    -----------
Cash flows from financing activities:
  Proceeds from revolving credit facility ..........................     3,185,412        700,000
  Repayment of revolving credit facility ...........................    (3,253,904)    (5,005,675)
  Proceeds from exercise of stock options ..........................        58,000         43,500
  Payment for cancellation of warrants .............................            --        (20,000)
                                                                       -----------    -----------
    Net cash used in  financing activities .........................       (10,492)    (4,282,175)
                                                                       -----------    -----------
Decrease in cash ...................................................      (162,499)      (259,141)
Cash-beginning of year .............................................       317,034        576,175
                                                                       -----------    -----------
Cash-end of year ...................................................   $   154,535    $   317,034
                                                                       ===========    ===========

Supplemental information:
  Cash paid during the year for interest ...........................   $   201,000    $   447,000
                                                                       ===========    ===========
  Cash paid during the year for income taxes .......................   $    35,000    $     8,800
                                                                       ===========    ===========

Supplemental disclosures of non-cash investing and financing activities:

  Equipment acquired under a capital lease obligation amounted to $35,000 in 1999.

                             See accompanying notes.

                      Technology Flavors & Fragrances, Inc.
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 1999 and 1998

1. Description of Business

      Technology Flavors & Fragrances, Inc. (the "Company", "us", "we" or "our") is a manufacturer of flavor and fragrance products used to provide or enhance flavors or fragrances in a wide variety of consumer and industrial products.

2. Summary of Significant Accounting Policies

Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Inventories

      Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. The cost of raw materials is determined using the specific identification method.

Long-Lived Assets

      We periodically review the carrying value of our long-lived assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flow analyses. Such a review resulted in an impairment loss being recognized for the year ended December 31, 1998. No such impairment exists at December 31, 1999. See Note 10.

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

Intangible Assets

      Amortization of intangible assets is provided using the straight-line method over the estimated useful lives of the assets ranging from 10 to 13 years. Annually, we assess the realizability of our capitalized formulations based upon the yearly level of product utilization and forecasted sales data. No such impairment exists at December 31, 1999. See Note 10.

Research and Development Costs

      Research and development costs are expensed as incurred.

Income Taxes

      We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount currently estimated to be realized.

                      Technology Flavors & Fragrances, Inc.
             Notes to Consolidated Financial Statements (Continued)
                 For the years ended December 31, 1999 and 1998

2. Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation

      The financial condition and results of operations of our subsidiaries are measured using local currency as the functional currency. Balance sheet accounts are translated at the exchange rate in effect at the end of the year, and income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates between years have not been material.

Earnings Per Share

      Basic net income (loss) per share was calculated using the weighted average number of shares of common stock outstanding during the year. Diluted net income per share was calculated using the weighted average common and common stock equivalents that were outstanding during the year. The effect of common stock equivalents for 1999 was not material and, thus, diluted net income per share was not presented. For 1998, the effect of common stock equivalents was anti-dilutive, and thus, diluted net loss per share was the same as basic.

Revenue Recognition

      We recognize revenue when inventory is shipped and title legally transfers to the purchaser.

Advertising Costs

      We expense advertising costs as incurred. Advertising costs of continuing operations were approximately $22,000 in 1999 and $155,000 in 1998.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

      Cash and cash equivalents, notes receivable and long-term debt are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. We estimate the fair value of our fixed rate note receivable and long-term debt by using a discounted cash flow analysis.

3. Receivables

                                              December 31,     December 31,
                                                 1999              1998
                                                 ----              ----
      Trade ..........................        $3,025,695        $2,451,905
      Alcohol drawbacks ..............           213,267            61,574
      Other ..........................            31,609            13,250
                                              ----------        ----------
                                              $3,270,571        $2,526,729
                                              ==========        ==========

      Included within trade receivables at December 31, 1999 and 1998 is an amount due from a party related to our executive and principal shareholder in the amount of approximately $342,000 and $244,000, respectively.

                      Technology Flavors & Fragrances, Inc.
             Notes to Consolidated Financial Statements (Continued)
                 For the years ended December 31, 1999 and 1998

4. Inventories

                                            December 31,       December 31,
                                                1999               1998
                                                ----               ----
      Raw materials ................         $1,427,698         $1,718,553
      Finished goods ...............          1,207,299          1,083,731
                                             ----------         ----------
                                             $2,634,997         $2,802,284
                                             ==========         ==========

5. Fixed Assets

                                                     December 31,   December 31,
                                                         1999           1998
                                                         ----           ----
   Machinery and equipment .......................   $ 1,202,101    $ 1,156,962
   Leasehold improvements ........................       621,252        576,188
   Furniture and fixtures ........................       528,371        488,443
                                                     -----------    -----------
                                                       2,351,724      2,221,593
   Less: accumulated depreciation and amortization    (1,774,242)    (1,617,082)
                                                     -----------    -----------
                                                     $   577,482    $   604,511
                                                     ===========    ===========

      Depreciation and amortization expense of continuing operations relating to fixed assets for the years ended December 31, 1999 and 1998 was approximately $157,000 and $153,000, respectively.

6. Intangible Assets

                                              December 31,    December 31,
                                                  1999            1998
                                                  ----            ----
      Formulations .......................    $ 1,048,979     $ 1,048,979
      Customer lists .....................         86,105          86,105
                                              -----------     -----------
                                                1,135,084       1,135,084
      Less: accumulated amortization .....       (189,181)        (27,026)
                                              -----------     -----------
                                              $   945,903     $ 1,108,058
                                              ===========     ===========

      Amortization expense of continuing operations relating to intangible assets for the years ended December 31, 1999 and 1998 was approximately $162,000 and $266,000, respectively. See Note 10.

                      Technology Flavors & Fragrances, Inc.
             Notes to Consolidated Financial Statements (Continued)
                 For the years ended December 31, 1999 and 1998

7. Notes Receivable From Related Parties

      Notes receivable from related parties consist of amounts owed by two executives and principal shareholders and are secured by shares of our Common Stock owned by them. The notes bear interest at a bank's prime rate and are due in annual installments of principal and interest through March 15, 2002. On March 15, 1999, the notes were amended to change the maturity date from December 31, 1999 to March 15, 2002. On February 1, 2000, one executive surrendered to us 25,000 shares of the Company's Common Stock owned by him which resulted in a partial pay down of his loan to us of $40,250. The loan agreement with the other executive was amended to provide that the annual installment of principal and interest due on March 15, 2000 would become payable on June 1, 2000.

8.  Debt
                                               December 31,     December 31,
                                                   1999            1998
                                                   ----            ----
      Revolving credit facility ..........      $1,544,607      $1,612,634
      Capital leases .....................          74,713          75,178
                                                ----------      ----------
         Total debt ......................       1,619,320       1,687,812
      Less: current maturities ...........       1,583,961       1,647,196
                                                ----------      ----------
         Total long-term debt ............      $   35,359      $   40,616
                                                ==========      ==========

      In connection with the sale of our Seasoning Division on August 25, 1998 (see Note 9), the net cash proceeds from the sale of approximately $4,000,000 were used to pay down our then outstanding Term Loan Facility by $637,500 and a portion of the then outstanding $6,000,000 Revolving Credit Facility. After the sale of our Seasoning Division, the lender: (a) reduced the maximum borrowings available to us under the Revolving Credit Facility from $6,750,000 to $2,750,000, (b) eliminated two financial covenants and modified two other financial covenants, and (c) increased the lending rate on outstanding borrowings to LIBOR plus 375 basis points, or 1% above the bank's prime rate, at our option.

      On March 1, 1999, we and the lender entered into an amendment to our agreement (the "1999 Amendment") which extended the maturity date of the Revolving Credit Facility from March 31, 1999 to June 30, 1999. Pursuant to the 1999 Amendment, the lending rate on outstanding borrowings was increased to 2"% above the bank's prime rate, and we were required to pay a $15,000 fee to the bank.

      On June 29, 1999, we entered into a Loan and Security Agreement (the "Loan Agreement") with a new lender providing for a three year $3,000,000 revolving credit facility (the "1999 Credit Facility"). Outstanding borrowings under the 1999 Credit Facility initially bear interest at a rate of three quarters of one percent (0.75%) in excess of a prime or "reference" lending rate, and are subject to certain adjustments based upon our financial performance. Effective January 1, 2000, the interest rate was reduced to one quarter of one percent (0.25%) above the bank's reference rate. Borrowings under the 1999 Credit Facility are subject to certain eligibility requirements relating to our receivables and inventories and the discretion of the lender. Outstanding borrowings are secured by substantially all of our assets, including our product formulations. During the term of the 1999 Credit Facility, we must comply with certain financial and other covenants contained in the Loan Agreement. At December 31, 1999, approximately $1,545,000 was outstanding and $1,236,000 was available for additional borrowings under the 1999 Credit Facility. At that date, outstanding borrowings bore interest at 9.25% per annum.

                      Technology Flavors & Fragrances, Inc.
             Notes to Consolidated Financial Statements (Continued)
                 For the years ended December 31, 1999 and 1998

9. Discontinued Operations

      In August 1998, we sold substantially all of the assets and certain liabilities relating to our Seasoning Division, located in Milford, Ohio, to Mane USA for $5,500,000 in cash, less an aggregate of $1,003,454 in principal and interest assumed by Mane USA which was owed by us under a promissory note to a former director and executive officer in connection with our acquisition of the Seasoning Division in December 1995. Of the total purchase price paid, $275,000 is being held in escrow until August 25, 2000 to secure certain of our indemnification obligations. At December 31, 1999, this has been recorded in "other assets" while the corresponding deferred gain was recorded in "deferred credits". The results of operations of our Seasoning Division have been accounted for as discontinued operations in the accompanying consolidated financial statements.

      We recognized a net gain of approximately $1,080,000 on the sale of our Seasoning Division. Net losses attributable to the discontinued operations have been shown separately in our consolidated statements of operations for year ended December 31, 1998. Net sales of the discontinued operations were approximately $3,412,000 for the year ended December 31, 1998. Interest expense allocated to the discontinued operations amounted to $291,000 for 1998, and was based on the reduction in long-term debt from the net proceeds received from the sale of the discontinued operations.

10. Write-Down of Intangible Assets and Other Charges

      Due primarily to the continued competitiveness of the flavor and fragrance industry and the relative weakness of the market for flavors in 1998, management determined that certain previously acquired product formulations, which have historically been included in intangible assets, had been impaired. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we determined that the future undiscounted cash flows estimated to be generated from certain purchased product formulations was less than the carrying amount of such formulations. Accordingly, we recorded a write-down of such intangible assets to their estimated fair values resulting in a $1,723,000 non-cash charge to earnings in 1998.

      Other charges in 1998 principally consisted of: (a) $186,000 in severance costs related to the termination of certain employees resulting from the implementation of a cost reduction program in September 1998, and (b) $124,950 for the settlement of litigation brought against us in February 1998 by our former investor relations consultant.

11. Income Taxes

      The income tax provision for the years ended December 31, 1999 and 1998 principally represents current state franchise taxes and federal alternative minimum tax.

      A reconciliation of the income tax provision (benefit) of continuing operations at the statutory rate to income tax expense at the annualized estimated effective tax rate for the years ended December 31, 1999 and 1998 is as follows:

                                                                            1999          1998
                                                                            ----          ----
      Computed tax benefit at federal statutory rate ................   $   232,689    $(1,023,927)
      State and local income tax benefit net of federal tax benefit .        27,375       (120,462)
      Discontinued operations .......................................            --        371,929
      Non-deductible officers' life insurance premiums and travel and
         entertainment expenses .....................................         9,175         13,202
      Limitation on net operating loss carryforward .................      (241,680)       649,964
      Other .........................................................            --        111,024
                                                                        -----------    -----------
      Provision for income taxes ....................................   $    27,559    $     1,730
                                                                        ===========    ===========

                      Technology Flavors & Fragrances, Inc.
             Notes to Consolidated Financial Statements (Continued)
                 For the years ended December 31, 1999 and 1998

11. Income Taxes (Continued)

      The components of deferred taxes as of December 31, 1999 and 1998 are as follows:

                                                         1999           1998
                                                         ----           ----
      Deferred tax assets
         Accounts receivable .....................   $    39,900    $    89,300
         Capitalized inventory costs .............        20,259         19,878
         Depreciation ............................       107,455         97,421
         Intangibles .............................       680,167        748,975
         Net operating loss carryforward - U.S. ..       492,431        951,852
         Net operating loss carryforward - Foreign       256,156        132,081
         AMT credit ..............................        38,583             --
         Other ...................................        (3,439)         4,863
                                                     -----------    -----------
                                                       1,631,512      2,044,370
      Valuation allowance ........................    (1,631,512)    (2,044,370)
                                                     -----------    -----------
      Net deferred tax asset .....................   $        --    $        --
                                                     ===========    ===========

      The Company has net operating loss carryforwards relating to U.S. operations of approximately $1,300,000 which expire at various dates from 2007 through 2014.

12. Commitments

Lease Obligations

      During 1994, we received a rent abatement of $150,000 relating to our Amityville, New York facility. As a result of the abatement, we paid no rent for the first six months of the lease term and paid reduced rent for the next seventeen months. The lease includes a provision for annual increases in rental payments. We recorded rent expense using the straight-line method based on the minimum rent payable over the 12-year period of the lease.

      Future minimum commitments under noncancelable operating and capital leases are as follows:

      Year ended                              Operating           Capital
      December 31,                              leases            leases
      ------------                            ---------           -------
      2000 ..........................          $236,173          $ 48,365
      2001 ..........................           244,863            16,615
      2002 ..........................           240,212             8,515
      2003 ..........................           230,085             8,515
      2004 ..........................           218,366             7,805
      Thereafter ....................           278,442                --

         Rental expense charged to continuing operations for the years ended December 31, 1999 and 1998 was $307,000 and $375,000, respectively.

Employment Contracts

         We are obligated under employment contracts, providing for annual compensation, expiring on various dates through August 2002. Certain other contracts call for us to pay additional compensation based on sales volumes.

                      Technology Flavors & Fragrances, Inc.
             Notes to Consolidated Financial Statements (Continued)
                 For the years ended December 31, 1999 and 1998

12. Commitments (Continued)

      Future fixed compensation under these contracts, not including commissions based upon sales volume, as of December 31, 1999, is as follows:

      Year ended
      December 31,
      ------------

      2000 .......................................................  $1,042,000
      2001 .......................................................     198,000
      2002 .......................................................      81,000

13. Stockholders' Equity

Non-employee Stock Option Grants

      In December 1998, we issued stock options to purchase 30,000 shares of Common Stock to an investor relations consulting firm. The 1998 expense related to such options was not material.

Stock Option Plans

      We granted stock options under three separate plans: the 1999 Stock Option Plan, the 1996 Stock Option Plan and the 1993 Stock Option Plan.

      Under the 1999, 1996 and 1993 Option Plans, our employees (including officers and directors who are employees) and the employees of our subsidiaries are eligible for the grant of incentive options to purchase up to a maximum of 1,000,000, 1,000,000 and 500,000 shares, respectively, which vest immediately or ratably over periods ranging from one to five years. Options may also be granted to other persons, provided that such options shall be non-qualified options. In the case of an incentive option, the exercise price cannot be less than the fair market value of the shares on the date the option is granted, and if an optionee is a shareholder who beneficially owns 10% or more of the outstanding Common Stock, the exercise price of the incentive options cannot be less than 110% of such fair market value. The exercise price of non-qualified options shall be determined by our Board of Directors or the Committee appointed by the Board of Directors. In May 1999, our Board of Directors terminated the 1993 Option Plan and no further option grants may be made under such Plan provided, however, that such termination will not affect options that were granted prior to the date of termination.

      The following table summarizes stock option activity for the years ended December 31, 1999 and 1998:

                                                 1999                                1998
                                        --------------------------        --------------------------
                                                     Weighted Avg.                    Weighted Avg.
                                        Options     Exercise Price        Options     Exercise Price
                                        -------     --------------        -------     --------------
Outstanding at beginning of year         932,500       $   1.00          1,201,000       $   1.08
Granted ........................       1,152,629           1.20             30,000           1.00

Exercised ......................        (100,000)           .58            (75,000)           .58
Canceled .......................        (310,667)           .75           (223,500)          1.49
                                       ---------       --------          ---------       --------
Outstanding at end of year .....       1,674,462       $   1.21            932,500       $   1.00
                                       =========       ========          =========       ========

Exercisable at end of year .....         786,962       $    .81            666,650       $    .87
                                       =========       ========          =========       ========

Weighted average fair value
   of options granted during
   the year ....................                       $    .71                          $    .67
                                                       ========                          ========

                      Technology Flavors & Fragrances, Inc.
             Notes to Consolidated Financial Statements (Continued)
                 For the years ended December 31, 1999 and 1998

13. Stockholders' Equity (Continued)

      The following table summarizes information on stock options outstanding at December 31, 1999:

                                                           Weighted Average
                      Options          Options        Remaining Contractual Life
Exercise Price      Outstanding      Exercisable               in Years
--------------      -----------      -----------      --------------------------
$  .58 -  .97 ....    654,462           207,962                  7.8
  1.00 - 1.37 ....    425,000           241,000                  6.6
  1.44 - 1.69 ....    595,000           338,000                  9.2
                    ---------           -------                -------
                    1,674,462           786,962                  8.0
                    =========           =======                =======

At December 31, 1999, 748,538 shares of our Common Stock were reserved for the future issuance of stock options.

Warrants

      The following table summarizes information on warrants outstanding at December 31, 1999:

        Warrants         Exercise       Warrants
      Outstanding         Price        Exercisable        Expiration
      -----------         -----        -----------        ----------

         595,000          $  .56           595,000       October 2000
         450,000            2.40           450,000       October 2001
         156,250            2.70           156,250       October 2001
       ---------                         ---------
       1,201,250                         1,201,250
       =========                         =========

Stock Based Compensation Plans

      We continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for our stock-based compensation plans. Under APB 25, because the exercise price of our stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

      Pro forma information regarding net income (loss) and net income (loss) per share is determined as if we had accounted for our stock options granted subsequent to December 31, 1994, using the fair value method estimated at the date of the grant based upon a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.6 % and 5.5%; no dividend yield; volatility factor of the expected market price of our Common Stock of 61% and 53%; and a weighted-average expected life of the options of 7.5 and 8 years at December 31, 1999 and 1998, respectively.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information is as follows:

                                                                                    1999            1998
                                                                                    ----            ----
      Income (loss) from continuing operations as reported ...................  $    656,821   $  (3,011,550)
      Pro forma income (loss) from continuing operations .....................       216,899      (3,172,468)
      Net income (loss) per share from continuing operations as reported -
         basic and diluted ...................................................           .05            (.24)
      Pro forma net income (loss) per share from continuing operations - basic
         and diluted .........................................................           .02            (.26)

                      Technology Flavors & Fragrances, Inc.
             Notes to Consolidated Financial Statements (Continued)
                 For the years ended December 31, 1999 and 1998

13. Stockholders' Equity (Continued)

      FASB No. 123 method of accounting has not been applied to options granted prior to January 1, 1996. As a result, the pro forma compensation cost may not be representative of that to be expected in future years.

14. Employee Savings Plan

      We have an employee savings and retirement plan covering all non-union employees meeting certain age and length of service requirements, pursuant to
Section 401k of the Internal Revenue Code. Participants may contribute a percentage of compensation, but not in excess of the maximum allowable by law.

      The Plan provides for a voluntary matching contribution by us which is one half of the amount contributed by the participant up to a maximum of 3% per annum. We temporarily discontinued our matching contribution from January 1998 through March 1998 at which time it was reinstated to a maximum of 1% per annum. Matching contributions amounted to $18,000 and $23,000 for the years ended December 31, 1999 and 1998, respectively. Employees vest in the employer contribution at the rate of 25% per year.

15. Concentrations of Credit Risk

      Financial instruments, which potent\ially subject us to concentrations of credit risk, are primarily trade accounts receivable. Ongoing credit evaluation of customers' financial condition are performed and generally no collateral is required. Credit losses have typically been within management's expectations.

      At December 31, 1999 and 1998, five customers accounted for approximately 36% and 42% of the accounts receivable balance, respectively. For the years ended December 31, 1999 and 1998, no one customer accounted for more than 10% of our net sales.

      For the years ended December 31, 1999 and 1998, export sales were approximately 27% and 33%, respectively, of total sales. Our export sales are made to entities located primarily in Canada and South America. Receivables from such foreign sales at December 31, 1999 and 1998 amounted to 41% and 50%, respectively, of total accounts receivable.

      Cash and cash equivalent balances are held primarily at one financial institution and may, at times, exceed the amount insurable. We believe we mitigate risk by investing in or through a major financial institution. Recoverability of investment is dependent upon the performance of the issuer.

16. Reconciliation of Canadian and United States Generally Accepted Accounting Principles

      These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. During 1999 and 1998, there were no material items which would be required to be recorded in order for our financial statements to be in accordance with accounting principles generally accepted in Canada.