Form 10QSB
period 2000-03-31
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 2000-04-20
CIK 1000048

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                           Commission File No. 0-26682

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      -------------------------------------
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

                                 (631) 842-7600
                        ---------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |X| NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the issuer's common stock, par value $.01 per share, as of April 20, 2000, was 12,524,223.

Transitional Small Business Disclosure Format (check one):

                                 YES |_| NO |X|

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                              INDEX TO FORM 10-QSB

                                 March 31, 2000

PART I - FINANCIAL INFORMATION                                             PAGE
                                                                           ----

       Item 1. -     Financial Statements (Unaudited)

                     Consolidated Balance Sheets at March 31, 2000
                     and December 31, 1999................................   1

                     Consolidated Statements of Operations
                     for the Three Months Ended March 31, 2000
                     and March 31, 1999...................................   2

                     Consolidated Statements of Cash Flows
                     for the Three Months Ended March 31, 2000
                     and March 31, 1999...................................   3

                     Notes to Consolidated Financial Statements...........   4

       Item 2. -     Management's Discussion and Analysis or
                     Plan of Operation....................................   5

PART II - OTHER INFORMATION...............................................   8

SIGNATURES................................................................   9

                                     PART I

ITEM 1. - FINANCIAL STATEMENTS

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. Dollars)

                                                              AT              AT
                                                          MARCH 31,       DECEMBER 31,
                                                             2000            1999
                                                         (Unaudited)        (Note)
                                                        ------------    ------------
                     ASSETS
Current assets:
  Cash and cash equivalents                             $    104,151    $    154,535
  Receivables, net                                         3,929,274       3,270,571
  Inventories                                              2,949,391       2,634,997
  Prepaid expenses and other current assets                   84,709          54,995
                                                        ------------    ------------
           Total current assets                            7,067,525       6,115,098

Fixed assets, net                                            583,306         577,482
Intangible assets, net                                       905,365         945,903
Other assets                                                 424,532         382,708
Notes receivable from related parties                        257,185         292,101
                                                        ------------    ------------
           Total assets                                 $  9,237,913    $  8,313,292
                                                        ============    ============

                     LIABILITIES
Current liabilities:
  Accounts payable                                      $  2,338,339    $  1,565,575
  Accrued expenses                                           252,604         301,775
  Revolving credit facility                                1,532,756       1,544,607
  Current portion of long-term debt                           32,442          39,354
                                                        ------------    ------------
           Total current liabilities                       4,156,141       3,451,311

Long-term debt                                                31,761          35,359
Deferred credits                                             337,177         334,087
                                                        ------------    ------------
                                                           4,525,079       3,820,757
                     STOCKHOLDERS' EQUITY
Common stock:
    $.01 par value, issued 12,524,223 shares
    and 12,549,223 shares, respectively                      125,242         125,492
Paid-in capital                                           10,182,543      10,222,544
Accumulated deficit                                       (5,594,951)     (5,855,501)
                                                        ------------    ------------
           Total stockholders' equity                      4,712,834       4,492,535
                                                        ------------    ------------
           Total liabilities and stockholders' equity   $  9,237,913    $  8,313,292
                                                        ============    ============

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in U.S. Dollars) (Unaudited)

                                                     For the three months ended March 31,
                                                     ------------------------------------
                                                            2000            1999
                                                        ------------    ------------
Net sales                                               $  4,216,215    $  3,642,388
Cost of sales                                              2,462,940       2,064,308
                                                        ------------    ------------
         Gross profit                                      1,753,275       1,578,080
                                                        ------------    ------------

Operating expenses:
   Selling                                                   611,936         572,230
   General and administrative                                442,685         406,818
   Research and development                                  337,016         311,579
   Amortization                                               48,714          40,539
                                                        ------------    ------------
         Total operating expenses                          1,440,351       1,331,166
                                                        ------------    ------------

Income from operations                                       312,924         246,914
Interest expense, net                                        (42,019)        (39,304)
                                                        ------------    ------------

Income before provision for income taxes                     270,905         207,610
Provision for income taxes                                   (10,355)         (3,936)
                                                        ------------    ------------

Net income                                              $    260,550    $    203,674
                                                        ============    ============

Net income per common share - basic and diluted         $        .02    $        .02
                                                        ============    ============

Weighted average shares outstanding                       12,549,787      12,622,878
                                                        ============    ============

                             See accompanying notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in U.S. Dollars) (Unaudited)

                                                             For the three months ended March 31,
                                                             ------------------------------------
                                                                      2000           1999
                                                                  -----------    -----------
Cash flows from operating activities:
   Net income                                                     $   260,550    $   203,674
Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                 90,252         77,066
         Deferred rent                                                  3,090          3,090
         Accrued interest on notes receivable                          (5,335)        (5,355)
         Changes in assets and liabilities:
           Accounts receivable                                       (658,703)      (760,779)
           Inventories                                               (314,394)       110,053
           Prepaid expenses and other current assets                  (29,714)        (3,539)
           Other assets                                               (50,000)       (33,708)
           Accounts payable                                           772,764        (71,904)
           Accrued expenses                                           (49,171)       (68,129)
                                                                  -----------    -----------

           Net cash provided by (used in) operating activities         19,339       (549,531)
                                                                  -----------    -----------

Cash flows from investing activities:
   Purchase of fixed assets                                           (47,362)       (17,476)
                                                                  -----------    -----------

           Net cash used in investing activities                      (47,362)       (17,476)
                                                                  -----------    -----------

Cash flows from financing activities:
   Proceeds from revolving credit facility                          3,485,000        675,000
   Repayment of revolving credit facility                          (3,496,851)      (300,000)
   Repayment of capital leases                                        (10,510)        (8,188)
   Proceeds from exercise of stock options                             25,833             --
   Purchase and retirement of treasury stock                          (25,833)            --
                                                                  -----------    -----------

           Net cash (used in) provided by financing activities        (22,361)       366,812
                                                                  -----------    -----------

Decrease in cash                                                      (50,384)      (200,195)

Cash - beginning of period                                            154,535        317,034
                                                                  -----------    -----------

Cash - end of period                                              $   104,151    $   116,839
                                                                  ===========    ===========

                             See accompanying notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

1. BASIS OF PRESENTATION

      Technology Flavors & Fragrances, Inc. (the "company," "us," "we" or "our") develops and manufactures flavor and fragrance products used to provide or enhance flavors or fragrances in a wide variety of consumer and industrial products.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 1999.

2. INVENTORIES

      Components of inventories are summarized as follows:

                                     March 31, 2000           December 31, 1999
                                     --------------           -----------------

           Raw Materials               $1,806,608                 $1,427,698
           Finished Goods               1,142,783                  1,207,299
                                       ----------                 ----------
                                       $2,949,391                 $2,634,997
                                       ==========                 ==========

3. EARNINGS PER SHARE

      Basic net income per share is calculated using the weighted average number of shares of our common stock outstanding during the period. Diluted net income per share for the three month periods ended March 31, 2000 and 1999 was calculated using the weighted average common and common equivalent shares that were outstanding during the period. The effect of common stock equivalents for the three month periods ended March 31, 2000 and 1999 was not material and, thus, diluted net income per share was not presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

First Quarter 2000 Overview

      During 1999, we expanded our research and development and sales and marketing activities to bolster our sales for 2000. While total operating expenses increased by $109,000, or 8%, during the first quarter of 2000 over last year's comparable quarter, growth in net sales during the first quarter of 2000 contributed to net income growth of $57,000, or 28% over last year's first quarter.

Results of Operations

      The following information for the three month periods ended March 31, 2000 and March 31, 1999 has been derived from our unaudited consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 1999.

                                     Three months ended March 31,
                                  -----------------------------------
                                       2000              1999
                                  ----------------  -----------------
                                     (dollar amounts in thousands)

Net sales                         $4,216     100.0%  $3,642    100.0%
Gross profit                       1,753      41.6    1,578     43.3
Operating expenses:
     Selling                         612      14.5      572     15.7
     General and administrative      442      10.5      407     11.2
     Research and development        337       8.0      312      8.5
     Amortization                     49       1.2       40      1.1
Income from operations               313       7.4      247      6.8
Interest expense, net                 42       1.0       39      1.1
Provision for income taxes            10        .2        4       .1
Net income                           261       6.2      204      5.6

      Net sales. Net sales increased by $574,000, or 16%, to $4,216,000 for the three months ended March 31, 2000 from $3,642,000 for the same period last year. The increase was due principally to the introduction and sale of new beverage flavor products.

      Gross profit. Gross profit, as a percentage of sales, decreased 1.7% to 41.6% on net sales of $4,216,000 for the first quarter of 2000 from 43.3% on net sales of $3,642,000 for the first quarter of 1999. Included in gross profit for the three month period ended March 31, 1999 was the recovery of $94,000 of product costs previously deemed to be unrecoverable. Without giving effect to this recovery, gross profit, as a percentage of sales, was 40.7% for the three month period ended March 31, 1999 which was 0.9% lower than the three month period ended March 31, 2000.

Operating expenses:

      Selling expenses. Selling expenses increased by $40,000, or 7%, to $612,000 for the first quarter of 2000 from $572,000 for the comparable 1999 period due principally to the hiring of an additional sales person during the latter part of 1999 to support the growth in sales.

      General and administrative expenses. General and administrative expenses increased by $35,000, or 9%, to $442,000 for the first quarter of 2000 from $407,000 for the first quarter of 1999 due principally to wage increases and an increase in public relations expenses.

      Research and development expenses. Research and development expenses increased by $25,000, or 8%, to $337,000 for the first quarter of 2000 from $312,000 for the first quarter of 1999 due principally to the hiring of a food technologist and general wage increases.

      Amortization expense. Amortization expense increased by $9,000, or 23%, to $49,000 for the first quarter of 2000 from $40,000 for the first quarter of 1999. The increase was due principally to the increase in deferred financing costs associated with our new revolving credit facility entered into in June 1999.

      Total operating expenses. Total operating expenses increased by $109,000, or 8%, to $1,440,000 for the first quarter of 2000 from $1,331,000 for the first quarter of 1999 as a result of the factors described above.

      Interest expense, net. Interest expense increased by $3,000, or 8%, to $42,000 for the first quarter of 2000 from $39,000 for the comparable 1999 quarter. The increase was primarily due to higher interest rates on outstanding borrowings under our new revolving credit facility entered into in June 1999.

      Provision for income taxes. Provision for income taxes represents state franchise taxes and federal alternative minimum tax. There were no federal income tax provisions for 2000 and 1999 since we had available net operating loss carryforwards.

      Net income. Net income for the first quarter of 2000 was $261,000 as compared to net income of $204,000 for the first quarter of 1999, an increase of 28%.

Liquidity and Capital Resources

      Historically, our financing needs have been met through issuances of equity and debt securities and commercial bank loans. On June 29, 1999, we entered into a Loan and Security Agreement with a lender which provided for a three year $3,000,000 revolving credit facility. We call this revolving credit facility the 1999 Credit Facility. Outstanding borrowings under the 1999 Credit Facility initially bore interest at a rate of three quarters of one percent (0.75%) in excess of a prime lending rate, and is subject to certain adjustments based upon our financial performance. Effective January 1, 2000, the interest rate was reduced to one quarter of one percent (0.25%) in excess of a prime lending rate. Borrowings under the 1999 Credit Facility are subject to certain eligibility requirements relating to our receivables and inventories and the discretion of the lender. Outstanding borrowings are secured by substantially all of our assets, including our product formulations. We must comply with certain financial and other covenants contained in the Loan and Security Agreement. Our subsidiaries have guaranteed our obligations under the 1999 Credit Facility. Borrowings under the 1999 Credit Facility at March 31, 2000 and at December 31, 1999 were $1,533,000 and $1,545,000, respectively. At March 31, 2000, $1,467,000 was available for additional borrowings in accordance with the terms of the 1999 Credit Facility. The outstanding borrowings under the 1999 Credit Facility were classified as a current liability. At March 31, 2000, outstanding borrowings bore interest at 9.25% per annum.

      At March 31, 2000, working capital increased by $247,000, or 9%, to $2,911,000 from $2,664,000 at December 31, 1999.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities

      On January 10, 2000, a former investor relations consultant to our company exercised options to purchase 25,833 shares of our common stock at an exercise price of $1.00 per share. The sale of these shares to the investor relations consultant was made pursuant to an exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) thereof as a transaction by an issuer not involving any public offering.

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

Dated:   April 20, 2000

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