Form 10QSB
period 2000-06-30
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 2000-07-26
CIK 1000048

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                           Commission File No. 0-26682

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      -------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

             DELAWARE                                      11-3199437
---------------------------------           ------------------------------------
  (State or other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                10 Edison Street East, Amityville, New York 11701
                -------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (631) 842-7600
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]   NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the issuer's common stock, par value $.01 per share, as of July 21, 2000, was 12,531,491.

Transitional Small Business Disclosure Format (check one):

                                YES [ ]   NO [X]

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                              INDEX TO FORM 10-QSB

                                  JUNE 30, 2000

PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

    Item 1. - Financial Statements (Unaudited)

             Consolidated Balance Sheets at June 30, 2000
             and December 31, 1999.......................................    1

             Consolidated Statements of Operations
             for the Three Months and Six Months Ended
             June 30, 2000 and June 30, 1999.............................    2

             Consolidated Statements of Cash Flows
             for the Six Months Ended June 30, 2000
             and June 30, 1999...........................................    3

             Notes to Consolidated Financial Statements..................    4

    Item 2. - Management's Discussion and Analysis or
              Plan of Operation..........................................    5

PART II - OTHER INFORMATION..............................................    8

SIGNATURES...............................................................   10

                                     PART I

ITEM 1. - FINANCIAL STATEMENTS

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                (IN U.S. DOLLARS)


                                                            At             At
                                                         June 30,     December 31,
                                                           2000           1999
                                                      ------------    ------------
                                                       (Unaudited)       (Note)

                  ASSETS

Current assets:
  Cash and cash equivalents                           $    153,891    $    154,535
  Receivables, net                                       4,643,705       3,270,571
  Inventories                                            2,904,699       2,634,997
  Prepaid expenses and other current assets                112,140          54,995
                                                      ------------    ------------
         Total current assets                            7,814,435       6,115,098

Fixed assets, net                                          568,247         577,482
Intangible assets, net                                     864,826         945,903
Other assets                                               416,358         382,708
Notes receivable from related parties                      141,447         292,101
                                                      ------------    ------------
         Total assets                                 $  9,805,313    $  8,313,292
                                                      ============    ============

                  LIABILITIES

Current liabilities:
  Accounts payable                                    $  1,952,589    $  1,565,575
  Accrued expenses                                         255,576         301,775
  Revolving credit facility                              2,159,471       1,544,607
  Current portion of capital lease obligations              25,190          39,354
                                                      ------------    ------------
         Total current liabilities                       4,392,826       3,451,311

Capital lease obligations                                   27,987          35,359
Deferred credits                                           340,267         334,087
                                                      ------------    ------------
                                                         4,761,080       3,820,757
                  STOCKHOLDERS' EQUITY

Common stock:
  $.01 par value, issued 12,531,491 and
  12,549,223 shares, respectively                          125,315         125,492
Paid-in capital                                         10,101,254      10,222,544
Accumulated deficit                                     (5,182,336)     (5,855,501)
                                                      ------------    ------------
         Total stockholders' equity                      5,044,233       4,492,535
                                                      ------------    ------------
         Total liabilities and stockholders' equity   $  9,805,313    $  8,313,292
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

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (IN U.S. DOLLARS) (UNAUDITED)


                                                   For the three months ended        For the six months ended
                                                              June 30,                      June 30,
                                                  -----------------------------    ---------------------------
                                                       2000            1999            2000             1999
                                                  ------------    ------------    ------------    ------------

 Net sales                                        $  4,471,740    $  3,792,587    $  8,687,955    $  7,434,975
 Cost of sales                                       2,492,036       2,084,144       4,954,976       4,148,452
                                                  ------------    ------------    ------------    ------------
      Gross profit                                   1,979,704       1,708,443       3,732,979       3,286,523
                                                  ------------    ------------    ------------    ------------

 Operating expenses:
      Selling                                          631,675         574,917       1,243,611       1,147,147
      General and administrative                       466,823         402,526         909,508         809,344
      Research and development                         360,669         364,299         697,685         675,878
      Amortization                                      48,714          40,539          97,428          81,078
                                                  ------------    ------------    ------------    ------------
         Total operating expenses                    1,507,881       1,382,281       2,948,232       2,713,447
                                                  ------------    ------------    ------------    ------------

Income from operations                                 471,823         326,162         784,747         573,076
Interest expense, net                                  (46,208)        (46,259)        (88,227)        (85,563)
                                                  ------------    ------------    ------------    ------------

Income before provision for income taxes               425,615         279,903         696,520         487,513
Provision for income taxes                             (13,000)         (4,122)        (23,355)         (8,058)
                                                  ------------    ------------    ------------    ------------

Net income                                        $    412,615    $    275,781    $    673,165    $    479,455
                                                  ============    ============    ============    ============
Net income per common share - basic and diluted   $        .03    $        .02    $        .05    $        .04
                                                  ============    ============    ============    ============
Weighted average shares outstanding                 12,491,015      12,451,845      12,520,401      12,450,734
                                                  ============    ============    ============    ============


                             See accompanying notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN U.S. DOLLARS) (UNAUDITED)


                                                     For the six months ended June 30,
                                                     ---------------------------------
                                                            2000           1999
                                                        -----------    -----------

Cash flows from operating activities:
   Net income                                           $   673,165    $   479,455
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                      185,001        155,226
         Deferred rent                                        6,180          6,180
         Changes in assets and liabilities:
           Accounts receivable                           (1,373,134)      (933,388)
           Inventories                                     (269,702)       200,034
           Prepaid expenses and other current assets        (57,145)       (18,168)
           Other assets                                     (50,000)       (29,047)
           Accounts payable                                 387,014        (95,783)
           Accrued expenses                                 (46,199)      (132,356)
                                                        -----------    -----------
            Net cash used in operating activities          (544,820)      (367,847)
                                                        -----------    -----------

Cash flows from investing activities:
   Purchase of fixed assets                                 (78,339)       (48,859)
   Notes receivable                                         (30,896)       (10,879)
                                                        -----------    -----------

            Net cash used in investing activities          (109,235)       (59,738)
                                                        -----------    -----------

Cash flows from financing activities:
   Proceeds from revolving credit facility                7,730,000      3,185,412
   Repayment of revolving credit facility                (7,115,136)    (2,783,068)
   Payment of capital lease obligations                     (21,536)       (19,207)
   Issuance of common stock                                  60,083         58,000
                                                        -----------    -----------

            Net cash provided by financing activities       653,411        441,137
                                                        -----------    -----------

(Decrease) increase in cash                                    (644)        13,552

Cash and cash equivalents - beginning of period             154,535        317,034
                                                        -----------    -----------

Cash and cash equivalents - end of period               $   153,891    $   330,586
                                                        ===========    ===========


                             See accompanying notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION
    ---------------------

     Technology Flavors & Fragrances, Inc. (the "company," "us," "we" or "our") develops, manufactures, and markets flavor and fragrance products used to provide or enhance flavors or fragrances in a wide variety of consumer and industrial products.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 1999.


2.  INVENTORIES
    -----------

     Components of inventories are summarized as follows:

                                             June 30, 2000     December 31, 1999
                                             -------------     -----------------

         Raw materials                         $1,816,082          $1,427,698
         Finished goods                         1,088,617           1,207,299
                                               ----------          ----------
                                               $2,904,699          $2,634,997
                                               ==========          ==========


3.  EARNINGS PER SHARE
    ------------------

     Basic net income per share is calculated using the weighted average number of shares of our common stock outstanding during the period. Diluted net income per share for the three month and six month periods ended June 30, 2000 and June 30, 1999 was calculated using the weighted average common and common equivalent shares that were outstanding during the period. The effect of common stock equivalents for the three month and six month periods ended June 30, 2000 and June 30,1999 was not material and, thus, diluted net income per share was not presented.


4.   NOTES RECEIVABLE FROM RELATED PARTIES
     -------------------------------------

     On June 1, 2000, our Chairman and President surrendered to us 100,000 shares of the company's common stock owned by him which resulted in a partial reduction of $141,300 of his outstanding loan to us.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     The following information for the three month and six month periods ended June 30, 2000 and June 30, 1999 have been derived from the our unaudited consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 1999.

                                    Three months ended June 30,              Six months ended June 30,
                                -------------------------------------    ------------------------------------
                                       2000               1999                 2000                 1999
                                -----------------   -----------------    -----------------   -----------------
                                                     (dollar amounts in thousands)

Net sales                       $4,472     100.0%   $3,793     100.0%    $8,688     100.0%   $7,435    100.0%
Gross profit                     1,980      44.3     1,708      45.0      3,733      43.0     3,287     44.2
Operating expenses:
   Selling                         632      14.1       575      15.1      1,244      14.3     1,147     15.4
   General and administrative      467      10.5       402      10.6        909      10.5       810     10.9
   Research and development        360       8.1       364       9.6        698       8.1       676      9.1
   Amortization                     49       1.1        41       1.1         97       1.1        81      1.1
Income from operations             472      10.5       326       8.6        785       9.0       573      7.7
Interest expense, net               46       1.0        46       1.3         88       1.0        86      1.2
Provision for income taxes          13        .3         4        --         23        .3         8       --
Net income                         413       9.2       276       7.3        673       7.7       479      6.5

     NET SALES. Net sales increased by $679,000, or 17.9%, to $4,472,000 for the three months ended June 30, 2000 from $3,793,000 for the same period last year and increased by $1,253,000 to $8,688,000 for the six months ended June 30, 2000 from $7,435,000 for the comparable six-month period of 1999. The increases were principally attributable to the launching of new beverage flavor products to new and existing customers and increased business on certain existing flavor products.

     GROSS PROFIT. Gross profit, as a percentage of sales, decreased to 44.3% on sales of $4,472,000 for the three months ended June 30, 2000 as compared to 45.0% on sales of $3,793,000 for the same period last year and decreased to 43.0% on sales of $8,688,000 for the six months ended June 30, 2000 as compared to 44.2% on sales of $7,435,000 for the comparable six- month period of 1999. The decreases in gross profit for the 2000 periods were due primarily to lower gross margins on new flavor products and differences in product mix.

OPERATING EXPENSES:

     SELLING EXPENSES. Selling expenses increased by $57,000 to $632,000 for the three months ended June 30, 2000 from $575,000 for the same period last year and increased by $97,000 to $1,244,000 for the six months ended June 30, 2000 from $1,147,000 for the comparable six-month period of 1999. The increases were due principally to the hiring of an additional sales person during the latter part of 1999 to support expected growth in sales during 2000.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $65,000 to $467,000 for the three months ended June 30, 2000 from $402,000 for the comparable 1999 period and increased by $99,000 to $909,000 for the six months ended June 30, 2000 from $810,000 for the comparable six-month period of 1999. The increases were due principally to general wage increases and implementation of a management incentive plan.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three months ended June 30, 2000 of $360,000 were consistent with the comparable 1999 period of $364,000. For the six months ended June 30, 2000, research and development expenses of $698,000 were consistent with the comparable 1999 period of $676,000.

     AMORTIZATION EXPENSE. Amortization expense increased by $8,000 to $49,000 for the three months ended June 30, 2000 from $41,000 for the comparable 1999 period and increased by $16,000 to $97,000 for the comparable six-month period of 1999. The increases were due principally to the increase in deferred financing costs associated with our revolving credit facility entered into June 1999.

     TOTAL OPERATING EXPENSES. Total operating expenses increased by $126,000 to $1,508,000 for the three months ended June 30, 2000 from $1,382,000 for the comparable period in 1999 and increased by $234,000 to $2,948,000 for the six months ended June 30, 2000 from $2,714,000 for the comparable six-month period of 1999.

     INTEREST EXPENSE, NET. Interest expense, net for the three months and six months ended June 30, 2000 of $46,000 and $88,000, respectively, was consistent with the comparable 1999 periods of $46,000 and $86,000, respectively. Higher interest rates during the three months and six months ended June 30, 2000 as compared to the comparable periods of 1999 principally offset lower outstanding borrowings during the 2000 periods as compared to the comparable periods of 1999.

     PROVISION FOR INCOME TAXES. Provision for income taxes represents state and franchise taxes and federal alternative minimum tax. There were no federal income tax provisions for 2000 and 1999 since we had available net operating loss carryforwards.

     NET INCOME. Net income was $413,000 and $673,000 for the three month and six month periods ended June 30, 2000 as compared to net income for the comparable 1999 periods of $276,000 and $479,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, our financing needs have been met through the issuance of equity and debt securities and commercial bank loans. On June 29, 1999, we entered into a Loan and Security Agreement with a lender which provided for a three year $3,000,000 revolving credit facility. We call this revolving credit facility the "1999 Credit Facility". Outstanding borrowings under the 1999 Credit Facility initially bore interest at a rate of three quarters of one percent (0.75%) in excess of a prime lending rate, and is subject to certain adjustments based upon our financial performance. Effective January 1, 2000, the interest rate was reduced to one quarter of one percent (0.25%) in excess of a prime a lending rate. Borrowings under the 1999 Credit Facility are subject to certain eligibility requirements relating to our receivables and inventories and the discretion of the lender. Outstanding borrowings are secured by substantially all of our assets, including our product formulations. We must comply with certain financial and other covenants contained in the Loan and Security Agreement. Our subsidiaries have guaranteed our obligations under the 1999 Credit Facility. Borrowings under the 1999 Credit Facility at June 30, 2000 and December 31, 1999 were $2,159,000 and $1,545,000, respectively. Borrowings during the calendar year are generally higher than at the year-end date. At June 30, 2000, $841,000 was available for additional borrowings in accordance with the terms of the 1999 Credit Facility. The outstanding borrowings under the 1999 Credit Facility are classified as a current liability. At June 30, 2000, the outstanding borrowings bore interest at 9.75 % per annum.

     At June 30, 2000, working capital increased by $758,000 or 28% to $3,422,000 from $2,664,000 at December 31, 1999.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities and Use of Proceeds On June 9, 2000.

          We granted non-qualified stock options to an investor relations firm under our 1999 Stock Option Plan for the purchase of 100,000 shares of our common stock at an exercise price of $1.25 per share, the market price of the common stock on the date of the grant. Such options vest commencing one month after the grant date in eleven equal monthly installments of 8,333 shares and 8,337 shares in the twelfth month. The options were granted as partial consideration for investor relations services to be rendered to our company, and in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.

          On June 26, 2000, a former investor relations consultant to our company exercised warrants to purchase 107,143 shares of our common stock at an exercise price of $0.56 per share. The sale of these shares to the former investor relations consultant was made pursuant to an exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) thereof as a transaction by an issuer not involving a public offering.

Item 3.   Defaults Upon Senior Securities
          None

Item 4. Submission of Matters to a Vote of Security Holders On June 21, 2000. We held our annual meeting of stockholders (the "Annual Meeting"). The proposals voted upon at the Annual Meeting and the results with respect to each proposal are set forth below:

                     PROPOSALS VOTED UPON AT ANNUAL MEETING

     1. To elect five directors to serve for a term of one year and until their respective successors are duly elected and qualified.

          Phillip Rosner, A. Gary Frumberg, Sean Deson, Werner F. Hiller and Irwin D. Simon were each re-elected to the Board of Directors. A tabulation of the votes cast for in connection with election of each of Messrs. Rosner, Frumburg, Deson, Hiller and Simon is set forth below.

     2. To ratify the appointment by our Board of Directors of Ernst & Young LLC as our independent auditors for the year ending December 31, 2000 and to authorize our Board of Directors to fix their remuneration.

PROPOSALS

                                                                    Abstain/Not
                                                  For      Against    Voting
                                                ---------  -------  -----------

No. 1 (Election of Directors)
   Philip Rosner ............................   9,264,544     0       11,100
   A. Gary Frumberg .........................   9,264,544     0       11,100
   Sean Deson ...............................   9,264,630     0       35,014
   Werner F. Hiller .........................   9,264,630     0       35,014
   Irwin D. Simon ...........................   9,272,644     0       11,100

No. 2 (Appointment of Ernst & Young LLP).....   9,272,644   1,000      2,000


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

Dated: July 25, 2000


                            TECHNOLOGY FLAVORS & FRAGRANCES, INC.


                            By /s/ Joseph A. Gemmo
                              --------------------------------------------------
                                   Joseph A. Gemmo
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of Registrant)