Form 10QSB
period 2000-09-30
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 2000-11-09
CIK 1000048

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                           Commission File No. 0-26682


                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      -------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

            DELAWARE                                    11-3199437
--------------------------------------------------------------------------------
      (State or other Jurisdiction             (IRS Employer Identification No.)
    of Incorporation or Organization)

                10 Edison Street East, Amityville, New York 11701
                -------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (631) 842-7600
               --------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  X    NO
                                        ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the issuer's common stock, par value $.01 per share, as of November 1, 2000, was 12,531,491.

Transitional Small Business Disclosure Format (check one):

                                    YES       NO  X
                                        ----     ---

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                              INDEX TO FORM 10-QSB

                               SEPTEMBER 30, 2000



PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

         Item 1. - Financial Statements (Unaudited)

                  Consolidated Balance Sheets at September 30, 2000
                  and December 31, 1999...................................... 1

                  Consolidated Statements of Operations
                  for the Three Months and Nine Months Ended
                  September 30, 2000 and September 30, 1999.................. 2

                  Consolidated Statements of Cash Flows
                  for the Nine Months Ended September 30, 2000
                  and September 30, 1999..................................... 3

                  Notes to Consolidated Financial Statements................. 4

         Item 2. - Management's Discussion and Analysis of
                     Financial Condition and Results of Operations........... 5

PART II - OTHER INFORMATION.................................................. 8

SIGNATURES................................................................... 9

                                     PART I

ITEM 1. - FINANCIAL STATEMENTS

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                (In U.S. Dollars)

                                                                     At                     At
                                                                September 30,          December 31,
                                                                    2000                   1999
                                                                 (Unaudited)              (Note)
                                                                 -----------              ------
           ASSETS

Current assets:
    Cash and cash equivalents                                   $    182,666          $    154,535
    Receivables, net                                               3,862,939             3,270,571
    Inventories                                                    2,801,708             2,634,997
    Prepaid expenses and other current assets                        116,034                54,995
                                                                ------------          ------------

           Total current assets                                    6,963,347             6,115,098

Fixed assets, net                                                    532,055               577,482
Intangible assets, net                                               824,287               945,903
Other assets                                                         162,688               382,708
Notes receivable from related parties                                144,319               292,101
                                                                ------------          ------------

           Total assets                                         $ 8,626,696           $ 8,313,292
                                                                ============          ===========

          LIABILITIES

Current liabilities:
    Accounts payable                                            $  1,720,485          $  1,565,575
    Accrued expenses                                                 296,989               301,775
    Revolving credit facility                                      1,132,717             1,544,607
    Current portion of capital lease obligations                      16,824                39,354
                                                                ------------          ------------

           Total current liabilities                               3,167,015             3,451,311

Capital lease obligations                                             24,935                35,359
Deferred credits                                                      94,098               334,087
                                                                ------------          ------------
                                                                   3,286,048             3,820,757
       STOCKHOLDERS' EQUITY

Common stock:
    $ .01 par value, issued and outstanding 12,531,491
    and 12,549,223 shares, respectively                              125,315               125,492
Paid-in capital                                                   10,114,753            10,222,544
Accumulated deficit                                               (4,899,420)           (5,855,501)
                                                                ------------          ------------

           Total stockholders' equity                              5,340,648             4,492,535
                                                                ------------          ------------

           Total liabilities and stockholders' equity           $  8,626,696          $  8,313,292
                                                                ============          ===========

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                            TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in U.S. Dollars) (Unaudited)

                                                       For the three months ended           For the nine months ended
                                                      -----------------------------       -----------------------------
                                                             September 30,                        September 30,
                                                      -----------------------------       -----------------------------
                                                          2000             1999               2000              1999
                                                          ----             ----               ----              ----
Net sales                                             $ 4,011,680       $ 3,907,784       $12,699,635       $11,342,759
Cost of sales                                           2,418,323         2,266,122         7,373,299         6,414,574
                                                      -----------       -----------       -----------       -----------

      Gross profit                                      1,593,357         1,641,662         5,326,336         4,928,185
                                                      -----------       -----------       -----------       -----------

Operating expenses:
      Selling                                             618,207           597,269         1,861,818         1,744,416
      General and administrative                          488,270           442,766         1,397,778         1,252,110
      Research and development                            342,417           283,911         1,040,102           959,789
      Amortization                                         49,322            55,981           146,750           137,059
                                                      -----------       -----------       -----------       -----------
           Total operating expenses                     1,498,216         1,379,927         4,446,448         4,093,374
                                                      -----------       -----------       -----------       -----------

Income from operations                                     95,141           261,735           879,888           834,811
Interest expense, net                                      48,484            47,098           136,711           132,661
                                                      -----------       -----------       -----------       -----------

Income before provision for income taxes                   46,657           214,637           743,177           702,150
Provision for income taxes                                 13,000             4,052            36,355            12,110
                                                      -----------       -----------       -----------       -----------

Income from continuing operations                          33,657           210,585           706,822           690,040

Gain on disposal of discontinued operations               249,259              --             249,259              --
                                                      -----------       -----------       -----------       -----------

Net income                                            $   282,916       $   210,585       $   956,081       $   690,040
                                                      ===========       ===========       ===========       ===========

Net income per common share:
Continuing operations:
      Basic                                           $       .00       $       .02       $       .06       $       .06
      Diluted                                                 .00               .02               .05               .05
Discontinued operations - basic and diluted                   .02               .00               .02               .00
                                                      -----------       -----------       -----------       -----------

Net income per common share:
      Basic                                           $       .02       $       .02       $       .08       $       .06
                                                      ===========       ===========       ===========       ===========
      Diluted                                         $       .02       $       .02       $       .07       $       .05
                                                      ===========       ===========       ===========       ===========

Weighted average shares outstanding:
      Basic                                            12,531,491        12,549,623        12,524,056        12,482,956

                                                      ===========       ===========       ===========       ===========
      Diluted                                          13,398,520        13,111,617        13,373,466        12,855,052
                                                      ===========       ===========       ===========       ===========

                             See accompanying notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In U.S. Dollars) (Unaudited)

                                                                      For the Nine Months Ended September 30,
                                                                     ----------------------------------------
                                                                             2000             1999
                                                                             ----             ----
Cash flows from operating activities:
    Net income                                                           $   956,081       $  690,040
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Gain on disposal of discontinued operations                         (249,259)          -
        Stock option grants for outside services                              13,500           -
        Depreciation and amortization                                        278,752          251,088
        Deferred rent                                                          9,270            9,270
        Changes in assets and liabilities:
           Accounts receivable                                              (592,368)        (926,641)
           Inventories                                                      (166,711)         206,189
           Prepaid expenses and other current assets                         (61,039)         (22,624)
           Other assets                                                      194,885          (95,112)
           Accounts payable                                                  154,910          (61,805)
           Accrued expenses                                                   (4,786)        (125,048)
                                                                         ------------      -----------

        Net cash provided by (used in) operating activities:                533,235           (74,643)
                                                                         ------------      -----------

Cash flows from investing activities:
    Purchase of fixed assets                                                 (86,574)         (74,335)
    Notes receivable                                                         (33,769)         (16,575)
                                                                         ------------      -----------

        Net cash used in investing activities:                              (120,343)         (90,910)
                                                                         ------------      -----------

Cash flows from financing activities:
    Proceeds from revolving credit                                        11,540,000        3,185,412
    Repayment of revolving credit facility                               (11,951,890)      (3,042,804)
    Issuance of common stock                                                  60,083           58,000
    Payment of capital lease obligations                                     (32,954)         (28,810)
                                                                         ------------      -----------

        Net cash (used in) provided by financing activities:                (384,761)         171,798
                                                                         ------------      -----------

Increase in cash and cash equivalents                                         28,131            6,245

Cash and cash equivalents - beginning of period                              154,535          317,034
                                                                         ------------      -----------

Cash and cash equivalents - end of period                                $   182,666        $ 323,279
                                                                         ============      ===========

                             See accompanying notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION
    ---------------------

         Technology Flavors & Fragrances, Inc. (the "company," "us," "we" or "our") develops, manufactures, and markets flavor and fragrance products used to provide or enhance flavors or fragrances in a wide variety of consumer and industrial products.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 1999.

2.  INVENTORIES

         Components of inventories are summarized as follows:

                                       September 30, 2000      December 31, 1999
                                       ------------------      -----------------
         Raw materials                     $1,770,133               $1,427,698
         Finished goods                     1,031,575                1,207,299
                                           ----------               ----------
                                           $2,801,708               $2,634,997
                                           ==========               ==========

3.  EARNINGS PER SHARE
    ------------------

         Basic net income per share is calculated using the weighted average number of shares of our common stock outstanding during the period. Diluted net income per share for the three-month and nine-month periods ended September 30, 2000 and 1999 was calculated using the weighted average common and common equivalent shares that were outstanding during the periods.


4. GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS
   -------------------------------------------

         At the time of the sale of our Seasoning Division in August 1998, $275,000 of the selling price was escrowed and, pending conclusion of certain contingencies, not recognized as part of the gain on sale. In August 2000, $249,259 of such escrowed funds was released to the company from escrow and was recorded as a gain on disposal of discontinued operations for the third quarter. At September 30, 2000, $25,741 remained in escrow and is included in deferred credits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following information for the three-month and nine-month periods ended September 30, 2000 and 1999 has been derived from the company's unaudited consolidated financial statements and should be read in conjunction with the company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

                                Three Months Ended September 30,           Nine Months Ended September 30,
                              -----------------------------------       -------------------------------------
                                    2000               1999                   2000               1999
                                    ----               ----                   ----               ----
                                (dollar amounts in thousands)
Net sales                      $ 4,012  100.0%    $3,908  100.0%        $ 12,700  100.0%    $ 11,343  100.0%

Gross profit                     1,593    39.7     1,642    42.0           5,326    41.9       4,928    43.4

Operating expenses

     Selling                       618    15.4       597    15.3           1,862    14.7       1,744    15.4

     General and administrative    488    12.2       443    11.3           1,397    11.0       1,252    11.0

     Research and development      343     8.6       284     7.3           1,040     8.2         960     8.4

     Amortization                   49     1.2        56     1.4             147     1.1         137     1.2

Income from operations              95     2.3       262     6.7             880     6.9         835     7.4

Interest expense, net               48     1.2        47     1.3             137     1.1         133     1.2

Provision for income taxes          13     0.3         4       -              36     0.2          12     0.1

Income from continuing
     operations                     34     0.8       211     5.4             707     5.6         690     6.1

Gain on disposal of
     discontinued operations       249     6.2         -       -             249     1.9           -       -

Net income                         283     7.0       211     5.4             956     7.5         690     6.1


         NET SALES. Net sales increased by $104,000, or 2.7%, to $4,012,000 for the three months ended September 30, 2000 from $3,908,000 for the same period last year and increased by $1,357,000, or 12.0%, to $12,700,000 for the nine months ended September 30, 2000 from $11,343,000 for the comparable nine-month period of 1999. Net sales for the three months ended September 30, 2000 reflected new flavor product sales of approximately $300,000 and a decrease in beverage flavor sales due primarily to the colder than expected summer season which adversely affected the beverage industry generally. The increase in net sales for the nine months ended September 30, 2000 were principally attributable to the launching of new food and beverage flavor products to new and existing customers primarily during the first half of 2000.

         GROSS PROFIT. Gross profit, as a percentage of sales, decreased to 39.7% on sales of $4,012,000 for the three months ended September 30, 2000 as compared to 42.0% on sales of $3,908,000 for the same period last year and decreased to 41.9% on sales of $12,700,000 for the nine months ended September 30, 2000 as compared to 43.4% on sales of $11,343,000 for the comparable nine-month period of 1999. The decreases in gross profit for the 2000 periods were due principally to a lower gross margin on a new food flavor product and differences in product mix attributable to a higher concentration of export sales where gross margins are generally lower.

OPERATING EXPENSES:

          SELLING EXPENSES. Selling expenses increased by $21,000 to $618,000 for the three months ended September 30, 2000 from $597,000 for the same period last year and increased by $118,000 to $1,862,000 for the nine months ended September 30, 2000 from $1,744,000 for the comparable nine-month period of 2000. The increases were due principally to the hiring of an additional sales person during the fourth quarter of 1999 to support expected growth in sales during 2000.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $45,000 to $488,000 for the three months ended September 30, 2000 from $443,000 for the comparable 1999 period and increased by $145,000 to $1,397,000 for the nine months ended September 30, 2000 from $1,252,000 for the comparable nine-month period of 1999. The increases during the three months ended September 30, 2000 were due principally to increases in audit fees and professional fees associated with the company's evaluation of potential strategic business opportunities, while the increases during the nine months ended September 30, 2000 were due principally to accrued bonuses of approximately $75,000 relative to the implementation of a management incentive plan, increases in audit and professional fees of approximately $45,000 and to a lesser extent, a 3% general wage increase.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $59,000 to $343,000 for the three months ended September 30, 2000 from $284,000 for the comparable 1999 period and increased by $80,000 to $1,040,000 for the nine-month period ended September 30, 2000 from $960,000 for the comparable nine-month period of 1999. The increases during the three months ended September 30, 2000 were due principally to increases in outside contract services and the hiring of an additional laboratory professional, while increases during the nine months ended September 30, 2000 were due principally to increases in outside contract services, the hiring of an additional laboratory professional, accrued bonuses relative to the implementation of a management incentive plan, and a 3% general wage increase.

         AMORTIZATION EXPENSE. Amortization expense for the three months and nine months ended September 30, 2000 of $49,000 and $147,000, respectively, were consistent with the comparable 1999 periods of $56,000 and $137,000, respectively.

         TOTAL OPERATING EXPENSES. Total operating expenses increased by $118,000 to $1,498,000 for the three months ended September 30, 2000 from $1,380,000 for the comparable period in 1999 and increased by $353,000 to $4,446,000 for the nine months ended September 30, 2000 from $4,093,000 for the comparable nine-month period of 1999.

         INTEREST EXPENSE, NET. Interest expense, net for the three months and nine months ended September 30, 2000 of $48,000 and $137,000, respectively, was consistent with the comparable 1999 periods of $47,000 and $133,000, respectively. Higher interest rates during the three months and nine months ended September 30, 2000 as compared to the comparable periods of 1999 principally offset lower outstanding borrowings during the 2000 periods as compared to the comparable periods of 1999.

         PROVISION FOR INCOME TAXES. Provision for income taxes represents state and franchise taxes and federal alternative minimum tax. There were no federal income tax provisions for 2000 and 1999 since we had available net operating loss carryforwards.

         INCOME FROM CONTINUING OPERATIONS. Income from continuing operations was $34,000 and $707,000 for the three-month and nine-month periods ended September 30, 2000 as compared to $211,000 and $690,000 for the comparable 1999 periods, respectively.

         GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS. For the three months ended September 30, 2000, a one-time, non-recurring gain of $249,000 was recorded representing cash received from escrowed funds which became available to us in connection with the sale of our Seasoning Division in August 1998. There were no such gains recorded in 1999.

         NET INCOME. Net income was $283,000 and $956,000 for the three-month and nine-month periods ended September 30, 2000 as compared to net income for the comparable 1999 periods of $211,000 and $690,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, our financing needs have been met through the issuance of equity and debt securities and commercial bank loans. On June 29, 1999, we entered into a Loan and Security Agreement with a lender which provided for a three year $3,000,000 revolving credit facility. We call this revolving credit facility the "1999 Credit Facility." Outstanding borrowings under the 1999 Credit Facility initially bore interest at a rate of three quarters of one percent (0.75%) in excess of a prime lending rate, and is subject to certain adjustments based upon our financial performance. Effective January 1, 2000, the interest rate was reduced to one quarter of one percent (0.25%) in excess of a prime a lending rate. Borrowings under the 1999 Credit Facility are subject to certain eligibility requirements relating to our receivables and inventories and the discretion of the lender. Outstanding borrowings are secured by substantially all of our assets, including our product formulations. We must comply with certain financial and other covenants contained in the Loan and Security Agreement. Our subsidiaries have guaranteed our obligations under the 1999 Credit Facility.

         Borrowings under the 1999 Credit Facility at September 30, 2000 and December 31, 1999 were $1,133,000 and $1,545,000, respectively. At September 30, 2000, $1,867,000 was available for additional borrowings in accordance with the terms of the 1999 Credit Facility. The outstanding borrowings under the 1999 Credit Facility are classified as a current liability. At September 30, 2000, the outstanding borrowings bore interest at 9.75% per annum.

         At September 30, 2000, working capital increased by $1,132,000, or 42%, to $3,796,000 from $2,664,000 at December 31,1999.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities and Use of Proceeds
         On August 8, 2000, we granted qualified stock options to an executive officer under our 1999 Stock Option Plan for the purchase of 50,000 shares of our common stock at an exercise price of $1.875 per share, the market price of the common stock on the date of the grant. Such options vest commencing one year after the grant date in five equal annual installments.

         On October 23, 2000, a former investor relations consultant to our company exercised warrants to purchase 487,857 shares of our common stock at an exercise price of $0.56 per share. The sale of these shares to the former investor relations consultant was made pursuant to
         Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         a)   Exhibits:
              Exhibit 27.1 Financial Data Schedule

         b)   Reports on Form 8-K:
              On August 8, 2000, we entered into an employment agreement with Joseph Raimondo, pursuant to which Mr. Raimondo will serve as the President and Chief Operating Officer of the company for a term of two years commencing on August 14, 2000 at an annual salary of $150,000, subject to the terms and conditions contained therein.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 8, 2000

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