Form 10KSB
period 2000-12-31
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 2001-04-02
CIK 1000048

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark one)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2000

| |      TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 for the transition period from             to
                                                    -----------    -----------

                           Commission File No. 0-26682

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                 (Name of Small Business Issuer in its Charter)


               DELAWARE                                11-3199437
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

                           Yes     X     No
                               --------   ---------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

         The Issuer's revenues for the fiscal year ended December 31, 2000 were $15,333,888.

         The aggregate market value of Registrant's voting stock (Common Stock) held by non-affiliates on March 15, 2001 was approximately $9,570,000 based on the closing sale price of the Common Stock on such date of U.S. $1.00 per share, as reported by the American Stock Exchange.

         The number of shares outstanding of each class of the issuer's common equity as of March 15, 2001 was:


                COMMON STOCK, $0.01 PAR VALUE            13,019,348
                           CLASS

         Documents Incorporated by Reference:  None

         Transitional Small Business Disclosure Format: Yes            No   X
                                                            -------       -----
================================================================================

                     TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                       2000 ANNUAL REPORT ON FORM 10-KSB

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I  ..................................................................  1
     ITEM 1       DESCRIPTION OF BUSINESS.................................  1
     ITEM 2       DESCRIPTION OF PROPERTY.................................  4
     ITEM 3       LEGAL PROCEEDINGS.......................................  4
     ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....  4

PART II...................................................................  5
     ITEM 5       MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.................................................  5
     ITEM 6       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.....................  7
     ITEM 7       FINANCIAL STATEMENTS....................................  9
     ITEM 8       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE .................  9

PART III.................................................................. 10
     ITEM 9       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
                  OF THE EXCHANGE ACT..................................... 10
     ITEM 10      EXECUTIVE COMPENSATION.................................. 13
     ITEM 11      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT................................... 16
     ITEM 12      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......... 18
     ITEM 13      EXHIBITS AND REPORTS ON FORM 8-K ....................... 20

SIGNATURES................................................................ 21

FINANCIAL STATEMENTS...................................................... F-1

                                     PART I

ITEM 1            DESCRIPTION OF BUSINESS

INTRODUCTION

         Technology Flavors & Fragrances, Inc. develops, manufactures and markets flavors and fragrances that are incorporated by our customers into a wide variety of consumer and institutional products including natural and artificially flavored beverages, confections, foods, pharmaceuticals, aromatherapy essential oils, perfumes, and health and beauty products. We believe our proprietary formulations are currently used in more than 1,200 products sold by more than 500 companies worldwide, approximately 50 of which are Fortune 1,000 companies. Our executive offices, manufacturing, research and development, sales and marketing, and distribution facilities are located in Amityville, New York. We also have sales, marketing and warehouse facilities located in Inglewood, California, Toronto, Canada and Santiago, Chile.

         Unless the context otherwise requires, (i) the terms "TFF", "company", "our", "we" or "us" refer to Technology Flavors & Fragrances, Inc., a Delaware corporation, together with its wholly-owned subsidiaries, Technology Flavors & Fragrances, Inc. (Canada), and Technology Flavors & Fragrances S.A. (Chile), and
(ii) all references to "dollars" refer to U.S. dollars.

BACKGROUND

         We were incorporated in New York in 1989 under the name "Aroma Globe, Inc." In May 1991, we changed our name to "Technology Flavors & Fragrances, Inc." when we acquired the assets and business of another company by that name. Since then, we have expanded our operations primarily through acquisitions of other businesses and internal growth. In July 1993, we acquired most of the assets of the Fragrance Division of F&C International Inc. ("F&C Fragrance Division"). The F&C Fragrance Division was engaged in the business of developing, manufacturing, marketing and selling, domestically and internationally, fragrance products for personal care, cosmetic and toiletry, household, industrial and commercial products.

         In March 1994, we completed concurrent offerings of a total of 5,000,000 shares of our Common Stock, of which (i) 4,670,000 shares were sold to the public in the Canadian Provinces of Ontario and British Columbia at a price of Cdn. $2.00 per share and (ii) 330,000 shares were sold privately in the United States for the equivalent price of U.S. $1.44 per share. In addition, our Common Stock was listed on the Toronto Stock Exchange in March 1994. The proceeds of these sales were used to pay debt incurred to acquire the assets of the F&C Fragrance Division.

         In December 1995, we acquired substantially all of the assets and assumed the trade obligations and certain other liabilities of Seafla, Inc. ("Seafla"), a Milford, Ohio producer of savory and dairy flavors. In consideration therefor, we paid Seafla $3,000,000 in cash and issued a 12% promissory note for $888,019. In August 1998, we sold substantially all of the assets and certain liabilities of Seafla to Mane-Seafla, Inc. ("Mane"), a subsidiary of Mane USA, Inc., for $5.5 million in cash, less $1,003,454 in principal and accrued interest assumed by Mane which was owed under a promissory note to a former director and executive officer of the company in connection with our acquisition of Seafla in December 1995. In connection with the transaction, we realized a net gain of approximately $1.3 million, of which $261,000 was realized in income during 2000 as funds held in escrow were released.

INDUSTRY OVERVIEW

         We believe that changes in consumer buying habits and preferences over the past few years have impacted on the industry as a whole and that these changes have contributed to a demand for new and innovative products. We believe that there is a trend toward more natural foods in the marketplace, requiring manufacturers to produce more naturally flavored products. Not only has this translated into a steady shift from artificial to natural ingredients, but we believe it is also placing greater emphasis on producing flavors that more effectively impart "natural" tastes in processed foods. We believe that a growing desire among consumers to adopt a healthier lifestyle is increasing the demand for lighter, healthier foods. This has posed new challenges for us to develop ways of replacing the tastes which are lost when sugar, salt, fat and cholesterol are reduced or eliminated from traditional food preparation.

         Another important trend in the industry, we believe, is the growing consumption of processed foods. We believe that more than 80% of the food consumed in the home today is in processed form, with over 1,000 natural and synthetic flavoring agents being used to produce these foods. We believe that as the demand for microwaving products and prepared and frozen convenience foods continues to rise, so, too, will the need for flavor products to counteract the adverse effects of mocrowaving and freezing.

         We believe that the trend towards natural, healthier products also includes soaps, shampoos, cosmetics, detergents, and other cleaning products, air fresheners, and numerous other household items.

PRODUCTS

         Our principal product categories include natural flavors, artificial flavors and fragrances. The five largest end-user categories of our products are beverages, baked goods, confections, cosmetics, and soaps and detergents. Our flavor products, produced from our proprietary formulations, are sold primarily to the beverage and food industries. Examples of consumer products containing our flavor products include confections, toothpaste, chewing gums, prepared foods, ice creams, animal feeds, candy, alcoholic and non-alcoholic beverages, poultry, seafood and processed meats.

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

MARKETING

         Our marketing strategy principally involves the utilization of direct sales and marketing personnel strategically located in regions in the U.S., Canada and South America and, to a lesser extent, independent sales brokers. Typically, our research and development personnel accompany sales personnel in making sales presentations to new and existing customers. We believe that this strategy has worked effectively to promote our products.

         We work in association with existing and potential customers to develop a flavor or fragrance for a new consumer product. During this process, which generally lasts between six and 12 months, we typically present the customer with several samples from our proprietary formulations. Generally, a particular flavor or fragrance formulation is created and produced for one customer.

         In the last two years, we have furnished over 10,000 samples to existing and potential customers. The typical lag time between initial sample submissions and when customers place production orders has historically ranged from six to 18 months.

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

         We believe that one of the most fundamental challenges in creating flavor and fragrance formulations, from a technical standpoint, is the development of flavors and fragrances which are able to (i) withstand the rigors of processing, storage, and final preparation, and (ii) maintain the integrity of the basic taste and scent characteristics for the useful life of the final product. In the case of certain products, such as perfumes, colognes and frozen foods, the potential shelf life of the product may be a period of up to one year.

         During the past several years, the flavor industry has had to respond to new demands by consumers for:

             o  products with little or no cholesterol, fat, sugar or salt,

             o  products that withstand microwaving or freezing, and

             o  products that contain more natural ingredients.

         Each of these demands results in taste differences from what consumers have come to expect so that new flavor formulations are necessary to satisfy taste expectations. Consequently, we believe our research and development abilities are increasingly important for flavor products.

         We spent $1,366,000 and $1,307,000 in research and development during 2000 and 1999, respectively. We expect our research and development expenses to remain at this level during year 2001.

RAW MATERIALS

         We utilize a significant number of different raw materials in the preparation of our flavor and fragrance formulations. We devote considerable effort to ensuring that these ingredients remain uniform and consistent over time -- a critical process since many of the raw materials we use are inherently unstable and/or are derived from plants that vary naturally with seasons and crop years. Accordingly, we routinely test and analyze shipments of raw materials for compliance with specifications we set.

         We purchase raw materials from numerous suppliers. For the year ended December 31, 2000, no single supplier provided us with more than approximately 11% of our raw material requirements. Our three largest suppliers provided us with approximately 28% of our raw material requirements. Although there can be no assurance, we believe that alternate sources of raw materials are available in the event of an interruption in the supply of raw materials from a single supplier.

SEASONALITY

         Historically, our sales tend to be higher in the calendar quarters ending June 30 and September 30, primarily due to higher consumer demand from our beverage customers during those periods. We cannot assure you that the seasonality of our business will not have a material adverse effect on our operations.

COMPETITION

         The flavor and fragrance industry is highly fragmented with a few large companies, such as International Flavors & Fragrances, Inc., Haarmann & Reimer Corporation and Firmenich, Inc., competing against many smaller companies. Certain of our competitors have substantially greater financial, marketing and other resources than us. Recently, there have been trends toward increased industry consolidation as companies vertically integrate with suppliers and expand horizontally through acquisitions. The flavor and fragrance industry sells primarily to manufacturers of consumer products. The cost of the flavor or fragrance component of a consumer product typically represents a small portion of the total cost of the consumer product. As a result, in selling our products, we believe that price is not as significant as product performance and customer service. We believe that our competitiveness depends upon our creativity, responsiveness and reliability, as well as the diversity of our customers and products. We expect that we will continue to sell our products to large companies that do not purchase all of their flavor and fragrance products from a single supplier, and to smaller companies that our large competitors choose not to service.

CUSTOMERS

         We believe our products are currently used in more than 1,200 products sold by more than 500 companies worldwide, approximately 50 of which are Fortune 1,000 companies. We work with our customers in the development of specific flavors or fragrances for a particular end product. For the years ended December 31, 2000 and 1999, no one customer accounted for more than 10% of our sales, and our top ten customers accounted for approximately 40% and 36% of our sales, respectively.

BACKLOG

         Customers purchase our products as required, and normally delivery can be made within two to four weeks thereafter. Consequently, backlog is not a significant indicator of the volume of our business over an extended period of time.

GOVERNMENTAL REGULATIONS

         Production of many of our products involves the manufacturing of flavors for foods and beverages, the handling of alcohol and the generation, storage, transportation and disposal of hazardous waste. Accordingly, our operations are subject to extensive Federal, state and local laws and regulations relating to such matters, and to the safety and health of our employees and others. Although there can be no assurance, we believe that we currently comply in all material respects with such applicable laws and regulations. In the future, we could be subject to, among other things, sanctions, penalties (including significant fines), and suspension or revocation of required licenses or permits for failure to comply with applicable governmental laws or regulations. Any of these actions could have a material adverse effect on our results of operations in any given year, or materially affect our liquidity or financial condition over a longer period of time. At this time, we are unable to anticipate the impact, if any, that subsequent changes or new interpretations to applicable laws and regulations may have on our business, financial condition or results of operations.

EMPLOYEES

         At March 15, 2001, we had 61 employees, of which 60 persons were employed full-time. Of our 60 full-time employees, 6 were employed in management, 8 were employed in administrative and purchasing, 9 were employed in sales and marketing, 19 were employed in production and warehousing, 14 were employed in research and development and quality control, and 4 were employed in customer service. We consider our relationship with our employees to be satisfactory. None of our employees is subject to a collective bargaining agreement.

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

         A substantial portion of our technology and know-how are trade secrets. We have a policy of requiring our employees and contractors to protect our proprietary information through written agreements. In addition, we have a policy of requiring our prospective business partners to enter into non-disclosure agreements with us before we reveal any of our proprietary information to them. We cannot assure that the measures taken by us to protect our technology, products and other proprietary information will be adequate. Further, we cannot assure that others will not independently develop substantially equivalent proprietary information and technologies, or otherwise gain access to our trade secrets.

         We may be required to take various forms of legal action, from time to time, to protect our proprietary rights. Because of the rapid evolution of technology and uncertainties in intellectual property laws both in the United States and internationally, we cannot assure that our current or future products or technologies will not be subject to claims of infringement. Any litigation regarding claims against us or claims made by us against others could result in significant expense to us, divert the efforts of our technical and management personnel and have a material adverse effect on us, whether or not such litigation is ultimately resolved in our favor. In the event of an adverse result in any such litigation, we may be required to expend significant resources to develop non-infringing products or obtain licenses from third parties. We cannot assure you that we would be successful in such development or that any such licenses would be available on commercially reasonable terms, if at all.

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Annual Report on Form 10-KSB, including, without limitation, statements containing the words "believes," "anticipates," "may," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of our company (or industry results, performance or achievements) expressed or implied by such forward-looking statements to be substantially different from those predicted. Such factors might include, among others, the following: general economic and business conditions, both nationally and in the regions in which we operate; competition; changes in business strategy or development plans; delays in the development or testing of our products; technological, manufacturing, quality control or other problems which could delay the sale of our products; our inability to obtain appropriate licenses from third parties, protect our trade secrets, operate without infringing upon the proprietary rights of others and prevent others from infringing on our proprietary rights; our inability to obtain sufficient financing to continue operations; and changes in demand for products of our customers. Certain of these factors are discussed in more detail elsewhere in this Form 10-KSB, including, without limitation, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2            DESCRIPTION OF PROPERTY

         Our principal properties are our leased 36,000 square foot headquarters and production facility at 10 Edison Street East in Amityville, New York, and an adjoining 6,000 square foot warehouse. Our lease for our principal executive offices, production facilities and warehouse in Amityville, New York expires in 2006. We also lease sales, warehouse and customer service facilities in Inglewood, California, Toronto, Canada, and Santiago, Chile. We believe that we can renegotiate existing leases as they expire or lease alternative properties on acceptable terms. We believe our present facilities are adequate for our current and anticipated operations.

ITEM 3            LEGAL PROCEEDINGS

         We are not a party to any pending legal proceedings which if adversely determined would have a materially adverse effect on our business.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5            MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         TORONTO STOCK EXCHANGE. Our Common Stock has been listed on the Toronto Stock Exchange, or TSE, since March 28, 1994 (Symbol: "TFF"). The following table sets forth the reported high and low closing prices (as reported by the TSE) for our Common Stock for each calendar quarter from January 1, 1999 through March 15, 2001, in Canadian dollars and translated into U.S. dollars at the exchange rates in effect on the last day of such period.

                                                                                       HIGH                        LOW
                                                                                       ----                        ---
1999
   First Quarter........................................................     Cdn. $1.41 (U.S.$0.94)      Cdn. $0.80 (U.S.$0.53)
   Second Quarter.......................................................     Cdn.  2.10 (U.S. 1.43)      Cdn.  0.75 (U.S. 0.50)
   Third Quarter........................................................     Cdn.  2.30 (U.S. 1.52)      Cdn.  1.45 (U.S. 0.97)
   Fourth Quarter.......................................................     Cdn.  1.92 (U.S. 1.31)      Cdn.  01.20(U.S. 0.81)

2000
   First Quarter........................................................     Cdn. $3.75 (U.S.$2.56)       Cdn. $1.75(U.S.$1.20)
   Second Quarter.......................................................     Cdn.  3.25 (U.S. 2.22)       Cdn.  2.45(U.S. 1.64)
   Third Quarter........................................................     Cdn.  3.00 (U.S. 2.02)       Cdn.  2.00(U.S. 1.34)
   Fourth Quarter.......................................................     Cdn.  2.00 (U.S. 1.32)       Cdn.  1.20(U.S. 0.80)

2001
   First Quarter  (through March 15, 2001)..............................     Cdn. $1.85 (U.S.$1.19)       Cdn. $1.31(U.S.$0.87)

     The closing price of our Common Stock on the TSE on March 15, 2001 was Cdn. $1.85 (U.S. $1.19).


         AMERICAN STOCK EXCHANGE AND OTC BULLETIN BOARD. Our Common Stock has been listed on the American Stock Exchange, or AMEX, since March 29, 2000 (Symbol: "TFF"). Prior to that, our Common Stock traded on the OTC Bulletin Board (Symbol: "TFFI") from March 12, 1996 through March 28, 2000. The following table sets forth the range of high and low closing prices (as reported by the OTC Bulletin Board) for our Common Stock for each calendar quarter from January 1, 1999 through March 28, 2000 in U.S. Dollars and (as reported by the AMEX) from March 29, 2000 through March 15, 2001.

                                                                  HIGH               LOW
                                                                  ----               ---
1999
   First Quarter ............................................ U.S. $ 1.00      U.S. $ 0.434
   Second Quarter ........................................... U.S.   1.562     U.S.   0.625
   Third Quarter ............................................ U.S.   1.562     U.S.   1.062
   Fourth Quarter ........................................... U.S.   1.438     U.S.   1.00

2000
   First Quarter ............................................ U.S. $ 2.75      U.S. $ 1.25
   Second Quarter ........................................... U.S.   2.312     U.S.   1.00
   Third Quarter ............................................ U.S.   2.062     U.S.   1.50
   Fourth Quarter ........................................... U.S.   1.50      U.S.   0.875

2001
   First Quarter (through March 15, 2001) ................... U.S. $ 1.375     U.S. $ 0.92

    The closing price of our Common Stock on the AMEX on March 15, 2001 was U.S. $1.00.

HOLDERS

         At March 15, 2001, we had approximately 750 stockholders of record.

DIVIDENDS

         We have not paid any cash dividends on our Common Stock and we do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of dividends on our Common Stock is at the discretion of the Board of Directors and will depend on, among other things, our operating results, financial condition, capital requirements, contractual restrictions or prohibitions and such other factors as our Board of Directors may deem relevant. In addition, the terms of our $3.0 million revolving credit facility prohibit the payment of cash dividends.

RECENT SALES OF UNREGISTERED SECURITIES

         The following information relates to unregistered securities sold by us during the year ended December 31, 2000. The sales of securities described below were made in reliance upon an exemption from the registration provisions set forth in Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

STOCK OPTION GRANTS

         During the year ended December 31, 2000, we granted options to purchase an aggregate of 200,000 shares of our Common Stock under our 1999 Stock Option Plan. The exercise prices for such options were set at the market price of our Common Stock on the AMEX on the grant dates ($1.06 to $1.875 per share). Of these options, we granted options to purchase 100,000 shares to an executive officer and options to purchase 100,000 shares to Murdock Capital Partners Corp. ("Murdock") pursuant to a consulting agreement with Murdock. The options granted to Murdock vested in equal monthly installments over a 12-month period. On November 2, 2000, we terminated the consulting agreement and we cancelled Murdock's unvested options to purchase 66,667 shares. Murdock's remaining vested options expired on February 2, 2001.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following information for the years ended December 31, 2000, 1999 and 1998 has been derived from our audited consolidated financial statements and should be read in conjunction with such statements and the notes thereto included elsewhere in this Annual Report on Form 10-KSB.

                                                                               YEARS ENDED DECEMBER 31,
                                                         --------------------------------------------------------------------
                                                                  2000                   1999                   1998
                                                         --------------------  -----------------------  ----------------------
                                                                           (dollar amounts in thousands)
Net sales ............................................     $15,334     100.0%     $14,769     100.0%    $ 13,888      100.0%
Gross profit .........................................       6,322      41.2        6,318      42.8        5,600       40.3
Operating expenses:
        Selling ......................................       2,530      16.5        2,315      15.7        2,714       19.5
        General and administrative ...................       1,986      13.0        1,670      11.3        1,918       13.8
        Research and development .....................       1,366       8.9        1,307       8.9        1,396       10.1
        Amortization .................................         220       1.4          181       1.2          354        2.5
        Write-down of intangible assets and other charges       --        --           --        --        2,120       15.3
Income (loss) from operations ........................         220       1.4          845       5.7       (2,902)      20.9
Interest expense, net ................................         170       1.1          160       1.1          108        0.8
Provision for income taxes ...........................          27       0.2           28       0.2            2         --
Income (loss) from continuing operations .............          23       0.1          657       4.4       (3,012)      21.7
Discontinued operations:
        Gain on disposal of discontinued operations ..         248       1.6           --        --        1,080        7.8
        Loss from discontinued operations ............          --        --           --        --         (105)       0.8
Net income (loss) ....................................         271       1.7          657       4.4       (2,036)      14.7


NET SALES. Net sales increased 3.8% to $15,334,000 in 2000 from $14,769,000 in 1999. Net sales during the first nine months of 2000 increased 12.0% from last year's comparable period due principally to the launching of new food and beverage flavor products, however, the three-month period ended December 31, 2000 net sales declined by 23.1% compared to last year's comparable period primarily attributable to the downturn in the flavor and fragrance industry and general economy and, to a lesser extent, delays in new product launches. Net sales increased 6.3% to $14,769,000 in 1999 from $13,888,000 in 1998 due principally to the launching of new food and beverage flavor products to new and existing customers.

GROSS PROFIT. Gross profit in 2000, as a percentage of net sales, decreased 1.6% to 41.2% on net sales of $15,334,000 in 2000 from 42.8% on net sales of $14,769,000 in 1999. This decrease was due principally to a lower gross profit margin on a new food flavor product and differences in product mix attributable to a higher concentration of export sales where gross margins are generally lower. Gross profit in 1999, as a percentage of net sales, increased 2.5% to 42.8% on net sales of $14,769,000 in 1999 from 40.3% on net sales of $13,888,000 in 1998. Gross profit for 1999 was essentially the same as in 1998 before the 1998 write-down of inventories of $280,000.

OPERATING EXPENSES:

         SELLING EXPENSES. Selling expenses increased by $215,000, or 9.3%, to $2,530,000 in 2000 from $2,315,000 in 1999. This increase was due principally to the hiring of additional sales personnel. Selling expenses decreased by $399,000, or 14.7%, to $2,315,000 in 1999 from $2,714,000 in 1998 due principally to reductions in personnel, and to a lesser extent, travel and entertainment, and advertising costs under our cost reduction program implemented in the third quarter of 1998.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $316,000, or 18.9%, to $1,986,000 in 2000 from $1,670,000 in 1999. This increase was due principally to increases in professional and investor relations fees and related activities, professional fees associated with our evaluation of potential strategic business opportunities, new listing fees on the American Stock Exchange, the hiring of our new President, and to a lesser extent, a 3% general wage increase. General and administrative expenses decreased by $248,000, or 12.9%, to $1,670,000 in 1999 from $1,918,000 in 1998.
This decrease was due
principally to the incurrence in 1998 of a $194,000 bad debt expense which was primarily attributable to a customer's bankruptcy, and reductions in personnel and professional and consulting fees under our cost reduction program implemented during the third quarter of 1998.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $59,000, or 4.5%, to $1,366,000 in 2000 from $1,307,000 in 1999.
This increase was due principally to an increase in outside contract services and the hiring of an additional laboratory technician. Research and development expenses decreased by $89,000, or 6.4%, to $1,307,000 in 1999 from $1,396,000 in
1998. This decrease was due principally to reductions in personnel under our cost reduction program implemented during the third quarter of 1998.

         AMORTIZATION EXPENSE. Amortization expense increased by $39,000, or 21.5%, to $220,000 in 2000 from $181,000 in 1999. This increase was due principally to the increase in deferred financing costs associated with the revolving credit facility we entered into in June 1999. Amortization expense decreased by $173,000, or 48.9%, to $181,000 in 1999 from $354,000 in 1998. This increase was due principally to the write-down of $1,723,000 in intangible assets during 1998.

         TOTAL OPERATING EXPENSES. Total operating expenses increased by $629,000, or 11.5%, to $6,102,000 in 2000 from $5,473,000 in 1999 as a result of the factors described above. Total operating expenses decreased by $3,029,000, or 35.6%, to $5,473,000 in 1999 from $8,502,000 in 1998 as a result of our cost reduction program and the other factors described above. Without giving effect to the write-down of intangible assets and other charges of $2,120,000 in 1998, total operating expenses decreased by $909,000, or 14.2%, in 1999.

INTEREST EXPENSE, NET. Interest expense, net increased by $10,000, or 6.3%, to $170,000 in 2000 from $160,000 in 1999. This increase was due principally to higher interest rates on outstanding borrowings in 2000. Interest expense, net increased by $52,000, or 48.1%, to $160,000 in 1999 from $108,000 in 1998. This increase was due principally to higher outstanding borrowings and higher interest rates on outstanding borrowings during 1999.

PROVISION FOR INCOME TAXES. Provision for income taxes principally represents state franchise taxes and Federal alternative minimum tax. There were no Federal income tax provisions in 2000 and 1999 since we had available net operating loss carryforwards.

DISCONTINUED OPERATIONS. During 1998, we recorded a net gain of $1,080,000 on the disposal of discontinued operations after a loss from such discontinued operations for 1998 of $(105,000). In 2000, we recorded a gain of $248,000 representing $261,000 of cash received from escrowed funds net of $13,000 of related income taxes which became available to us in connection with the disposal of discontinued operations in 1998. There was no income or loss from discontinued operations in 1999.

NET INCOME (LOSS). Net income for 2000 was $271,000 (including the one-time gain of $248,000 as discussed above) as compared to net income of $657,000 for 1999 and a net loss of $(2,036,000) for 1998.

FOREIGN OPERATIONS

         Approximately 6% and 8% of our net sales for the years ended December 31, 2000 and 1999, respectively, were derived from sales denominated in foreign currencies, principally in Canada. The effect of foreign currency exchange rate fluctuations on such sales is largely offset to the extent expenses of our international operations are incurred and paid for in the same currencies as those of our sales.

EXPORT SALES

         For the years ended December 31, 2000 and 1999, export sales were approximately 28% and 27%, respectively, of total net sales. Our export sales are made to entities located primarily in Canada and Central and South America. Receivables from such foreign sales at December 31, 2000 and 1999 amounted to approximately 42% and 43%, respectively, of total accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, our financing needs have been met through the issuances of equity and debt securities and commercial bank loans. In June 1999, we entered into a Loan and Security Agreement with a lender which provided for a three year $3,000,000 revolving credit facility. We call this revolving credit facility the 1999 Credit Facility. Outstanding borrowings under the 1999 Credit Facility initially bore interest at a rate of three-quarters of one percent (0.75%) in excess of a prime lending rate, and is subject to certain adjustments based upon our financial performance. Effective January 1, 2000, the interest rate was reduced to one quarter of one percent (0.25%) in excess of a prime lending rate. Borrowings under the 1999 Credit Facility are subject to certain eligibility requirements relating to our receivables and inventories and the discretion of the lender. Outstanding borrowings are secured by substantially all of our assets, including our product formulations. We must comply with certain financial and other covenants contained in the Loan and Security Agreement including maintaining tangible net worth of at least $1,750,000, achieving not less than

75% of our projected pre-tax income for the upcoming year, and incurring expenditures for capital assets of not more than $450,000 for the year. Our subsidiaries have guaranteed our obligations under the 1999 Credit Facility. At December 31, 2000, we had borrowings of approximately $1,340,000 under the 1999 Credit Facility, and $1,236,000 was available for additional borrowings in accordance with the terms of the 1999 Credit Facility. The outstanding borrowings under the 1999 Credit Facility at December 31, 2000 was classified as a current liability. At that date, outstanding borrowings bore interest at 9.5% per annum.

         At December 31, 2000, working capital increased by $787,000, or 29.5%, to $3,451,000 from $2,664,000 at December 31, 1999.

         Future minimum commitments under certain non-cancellable operating and capital leases aggregate approximately $1,277,000 through year 2007, of which $289,000 is payable in 2001 and $266,000 is payable in 2002. We believe that the existing cash balances together with cash generated from operations and amounts available under the 1999 Credit Facility will be sufficient to meet our projected working capital and other cash flow requirements for the foreseeable future.

ITEM 7            FINANCIAL STATEMENTS

         Our audited consolidated financial statements for the years ended December 31, 2000 and 1999 begin on page F-1 of this Annual Report on Form 10-KSB.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

INFORMATION CONCERNING OUR BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information, as of March 15, 2001, concerning our directors and executive officers:

      NAME                    AGE    POSITIONS WITH THE COMPANY
      ----                    ---    --------------------------
Philip Rosner ...........     65     Chairman of the Board of Directors and Chief Executive Officer
Joseph Raimondo .........     51     President and Chief Operating Officer
A. Gary Frumberg ........     67     Director and Executive Vice President
Joseph A. Gemmo .........     55     Vice President, Chief Financial Officer, Secretary and Treasurer
Ronald J. Dintemann .....     57     Vice President Operations
Harvey Farber ...........     60     Senior Vice President-Flavor Division
Sean Deson ..............     37     Director
Werner F. Hiller ........     64     Director
Irwin D. Simon ..........     42     Director

         The business experience of each of the persons listed above for at least the last five years is as follows:

         PHILIP ROSNER has been the Chairman of the Board of Directors, President and Chief Executive Officer of our company from its inception 1989 to August 2000 and Chairman and Chief Executive Officer since August 2000. Mr. Rosner has been engaged in the flavor and fragrance industry for over 47 years. Prior to 1989, Mr. Rosner was the President of Globe Extracts, Inc. and for 15 years before that, was President of Felton Worldwide, Inc., both of which produced and marketed flavors and fragrances.

         JOSEPH RAIMONDO has been President and Chief Operating Officer of our company since August 2000. Prior to August 2000, Mr. Raimondo held operational and technical management positions with Bush Boake Allen, Inc., a global New York Stock Exchange flavor and fragrance company, for over 20 years.

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

         RONALD J. DINTEMANN has been Vice President-Operations of our company since 1989 after serving as Vice President-Operations of Globe Extracts, Inc. for two years.

         HARVEY FARBER has been Senior Vice President-Flavor Division of our company since October 1997. From October 1995 through October 1997, Mr. Farber was Senior Vice President-Flavor Development of our company. Before Mr. Farber joined our company, he was the Vice President-Flavor Development at J. Manheimer Inc. for 12 years.

         SEAN DESON has been a Director of our company since June 1998. Mr. Deson is currently the Managing Partner of Deson & Co., a private equity investment firm. Prior thereto, Mr. Deson was a Senior Vice President in the Investment Banking Division of Donaldson, Lufkin & Jenrette Securities Corporation, or DLJ. Mr. Deson served in various capacities at DLJ since 1990, primarily as an advisor, financier and investor. Mr. Deson also serves as a member of the Board of Directors of SpecChem International Holdings, L.L.C., SystemsFusion Inc., ActiveWorlds.com, Inc., Fastxchange, and Liquidxs.

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

         IRWIN D. SIMON has been a Director of our company since June 1998. Mr. Simon has been the Chairman, President and Chief Executive Officer of The Hain Celestial Group, Inc., a natural and specialty foods company listed on NASDAQ, since May 2000, and President and Chief Executive Officer of The Hain Food Group, Inc. from 1993 to May 2000. Prior to 1993, Mr. Simon spent 15 years in various sales and marketing positions, including Vice President of Marketing of Slim-Fast Foods Company, and Eastern Regional Director of Haagen-Dazs Shops, a division of Grand Metropolitan, PLC.

         All of our directors serve for a one year term ending at the next annual meeting of stockholders or until their respective successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors, subject to rights, if any, under their contracts of employment. There are no family relationships among our directors and executive officers.

         We maintain a $1,000,000 key man life insurance policy on the life of Philip Rosner, our Chairman and Chief Executive Officer, in which we are the beneficiary.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES

         Our business affairs are managed under the direction of the Board of Directors. Members of the Board of Directors are informed about our affairs through presentations, reports and documents distributed to them, through operating and financial reports routinely presented at meetings of the Board of Directors and committee meetings and through other means. Our directors not only attend meetings of the Board of Directors but also have personal meetings and other communications, including telephone contact, with management.

BOARD COMMITTEES

         Our Board of Directors has an Executive Committee, an Audit Committee and a Compensation Committee. Members of these Committees are appointed by the Board of Directors each year.

         EXECUTIVE COMMITTEE. The Executive Committee of the Board of Directors may exercise, except when the Board of Directors is in session and to the extent permitted by the General Corporation Law of the State of Delaware, all of the powers of the Board of Directors in the management of the affairs of our Company. The current members of the Executive Committee are Messrs. Rosner, Deson and Hiller.

         AUDIT COMMITTEE. The Audit Committee recommends to the Board of Directors the firm to be selected each year as independent auditors of our financial statements and to perform services related to such audit. The Audit Committee also has responsibility for:

            o reviewing the scope and results of the audit with the independent auditors,

            o reviewing our financial condition and results of operations with management,

            o considering the adequacy of the internal accounting, bookkeeping and control procedures, and

            o reviewing any non-audit services and special engagements to be performed by the independent auditors and considering the effect of such performance on the auditors' independence.

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

         We have not established a nominating committee and/or a corporate governance committee as recommended by the TSE Report (as discussed below), however, we believe that the nomination of directors and other issues normally considered by these committees can be effectively managed by the Board of Directors due to its composition, or by the Audit Committee.

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

         The Board of Directors has no formal policy setting out which specific matters must be brought by the President or management to the Board of Directors for approval, although generally all material transactions are presented by management for approval by the Board of Directors.

RESPONSE TO STOCKHOLDERS

         Management is available to stockholders to respond to questions and concerns. The Board of Directors believes that management is generally responsive to the inquiries of stockholders and others interested in our company.

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

         The Board of Directors expects our management to take the initiative in identifying opportunities and risks affecting our business and finding means to deal with such opportunities and risks for the benefit of our stockholders.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our Common Stock (collectively, the "Reporting Persons") file with the Securities and Exchange Commission (the "Commission") (and, if such security is listed on a national securities exchange, with such exchange) various reports as to their ownership of and activities relating to such Common Stock. Such Reporting Persons are required by Commission regulations to furnish us with copies of all Section 16 (a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from Reporting Persons, and without conducting any independent investigation of our own, in 2000, all Forms 3, 4 and 5 were timely filed with the Commission by such Reporting Person except that Mr. Rosner failed to timely report one transaction on Form 4.

ITEM 10  EXECUTIVE COMPENSATION

         The following summary compensation table sets forth the aggregate compensation paid to or earned by our Chairman of the Board and Chief Executive Officer and the other five most highly compensated executive officers of our company (other than the Chairman of the Board and Chief Executive Officer) whose total annual salaries and bonuses exceeded $100,000 for the year ended December 31, 2000 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                                      AWARDS
                                                                ANNUAL             ANNUAL           SECURITIES
                                                             COMPENSATION       COMPENSATION        UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION                       YEAR          SALARY             BONUS           OPTIONS/SARS    COMPENSATION (1)
---------------------------                       ----          ------             -----           ------------    ----------------
Philip Rosner...............................      2000         $231,750           $13,111               -               $8,424
Chairman of the Board and Chief Executive         1999          225,000             4,327           100,000(2)          10,923
Officer                                           1998          225,930              -                  -               11,545

Joseph Raimondo(3)............................    2000           57,692             2,885           100,000(4)           3,240
President and Chief Operating Officer

A. Gary Frumberg............................      2000          214,240            12,120               -               10,692
Director and Executive Vice President             1999          208,000             4,000           100,000(2)          13,089
                                                  1998          208,000              -                  -               12,514

Harvey Farber...............................      2000          160,500             8,971               -                3,437
Senior Vice President-Flavor Division             1999          150,000             2,885            20,000(5)           3,544
                                                  1998          172,415              -                  -                3,446

Ronald J. Dintemann.........................      2000          144,612             8,181               -               12,329
Vice President-Operations                         1999          140,400             2,700            20,000(5)          12,345
                                                  1998          140,400              -                  -               12,330

Joseph A. Gemmo.............................      2000          139,256             7,878               -                6,313
Vice President, Chief Financial Officer,          1999          135,200             2,600            20,000(5)           6,541
Secretary and Treasurer                           1998          135,200              -                  -                5,565

----------
(1) Represents expenses in connection with the personal use of company automobiles and life insurance policies on the life of such executive.

(2) Represents five-year stock options to purchase 100,000 shares of our Common Stock granted in June 1999 under our 1999 Stock Option Plan at an exercise price of $1.62 per share.

(3)     Mr. Raimondo was hired on August 8, 2000 at an annual base salary
        $150,000.

(4) Represents ten-year stock options to purchase 50,000 shares of our Common Stock granted in August 2000 under our 1999 Stock Option Plan at an exercise price of $1.875 per share and 50,000 shares of our Common Stock granted in November 2000 under our 1999 Stock Option Plan at an exercise price of $1.06 per share.

(5) Represents ten-year stock options to purchase 20,000 shares of our Common Stock granted in April 1999 under our 1993 Stock Option Plan at an exercise price of $.875 per share.

STOCK OPTION GRANTS IN 2000

         The following table sets forth certain information concerning individual stock option grants during the year ended December 31, 2000 to each of the Named Executive Officers.

                                 NUMBER OF      % OF TOTAL
                                SECURITIES     OPTIONS/SARS
                                UNDERLYING       GRANTED TO
                               OPTIONS/SARS     EMPLOYEES IN    EXERCISE PRICE     EXPIRATION
NAME                             GRANTED         FISCAL YEAR       PER SHARE          DATE
----                             -------         -----------       ---------          ----
Philip Rosner ...........            --              --               --                --
Joseph Raimondo .........          50,000           100%          $  1.875           8/8/10
                                   50,000           100              1.06            11/13/10
A. Gary Frumberg ........            --              --               --                --
Harvey Farber ...........            --              --               --                --
Ronald J. Dintemann .....            --              --               --                --
Joseph A. Gemmo .........            --              --               --                --

AGGREGATE STOCK OPTION EXERCISES IN 2000 AND 2000 YEAR-END STOCK OPTION VALUES

         The following table provides certain information concerning each exercise of stock options during the year ended December 31, 2000 by each of the Named Executive Officers and the year-end value of unexercised stock options. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.

                                  NUMBER OF                             NUMBER OF UNEXERCISED         NUMBER OF UNEXERCISED
                                   SHARES                                    OPTIONS AT                 IN-THE-MONEY OPTIONS AT
                                 ACQUIRED ON         VALUE                DECEMBER 31, 2000                DECEMBER 31, 2000
NAME                              EXERCISE        REALIZED ($)        EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE (1)
----                              --------        ------------        -------------------------      -----------------------------
Philip Rosner ........               --                --                   33,333/66,667                $ -/-(2)
Joseph Raimondo ......               --                --                     0/100,000                    -/-(2)
A. Gary Frumberg .....               --                --                   33,333/66,667                  -/-(2)
Harvey Farber ........               --                --                   54,000/26,000                500/2,000
Ronald J. Dintemann ..               --                --                   94,000/26,000               32,000/2,000
Joseph A. Gemmo ......               --                --                  144,000/26,000                500/2,000

(1) Value of unexercised "in-the-money" options is equal to the difference between the closing per share price of our Common Stock on the AMEX at December 31, 2000 ($1.00) and the option exercise price per share multiplied by the number of shares subject to options.

(2)  None of these options were "in-the-money" at December 31, 2000.


EMPLOYMENT AGREEMENTS

         In October 1995, we entered into a five-year employment agreement with Mr. Rosner which provides that he will serve as the Chief Executive Officer of our company. The agreement provides for an annual base salary (adjustable in accordance with the Consumer Price Index) of $235,000. Effective January 1, 1998, we increased Mr. Rosner's annual base salary to $244,400 per year. Effective May 1, 1998, Mr. Rosner voluntarily reduced his annual salary from $244,400 to $200,000 for the remainder of 1998. Effective January 1, 1999 and January 1, 2001, Mr. Rosner's annual base salary was increased to $225,000 and $231,750, respectively. In October 2000, the agreement was automatically extended to October 2001 and contains, among other things, customary termination and confidentiality provisions.

         In October 1995, we entered into a five-year employment agreement with Mr. Frumberg which provides that he will serve as Executive Vice President of our company. The agreement provides for an annual base salary (adjustable in accordance with the Consumer Price Index) of $200,000. Effective January 1, 1998 and January 1, 2001, we increased Mr. Frumberg's annual base salary to $208,000 and $214,240, respectively. In October 2000 the agreement was automatically extended to October 2001 and contains, among other things, customary termination and confidentiality provisions.

         In August 2000, we entered into a two-year employment agreement with Joseph Raimondo to serve as President and Chief Operating Officer of our company. Pursuant to his employment agreement, Mr. Raimondo is entitled to receive an annual base salary of $150,000 plus an annual bonus payable at the sole discretion of our Board of Directors. In addition, pursuant to his employment agreement, on August 8, 2000, Mr. Raimondo received stock options to purchase 50,000 shares of our Common Stock at an exercise price of $1.875 per share, the market price of our Common Stock at the date of the grant. Mr. Raimondo's employment agreement contains, among other things, customary termination and confidentiality provisions.

         In January 1996, we entered into a five-year employment agreement with Ronald J. Dintemann to serve as Vice President-Operations of our company. Pursuant to his employment agreement, Mr. Dintemann is entitled to receive an annual base salary (adjustable in accordance with the Consumer Price Index) of $135,000. Effective January 1, 1998 and January 1, 2001, we increased Mr. Dintemann's annual base salary to $140,400 and $144,612, respectively. In January 2001, Mr. Dintemann's employment agreement was extended to January 2002 and contains, among other things, customary termination and confidentiality provisions.

         In August 1996, we entered into a three-year employment agreement with Joseph A. Gemmo to serve as Vice President and Chief Financial Officer of our company. Pursuant to his employment agreement, Mr. Gemmo is entitled to receive an initial annual base salary of $115,000. Effective August 1997, we increased Mr. Gemmo's annual base salary to $130,000. Effective January 1, 1998 and January 1, 2001, we increased Mr. Gemmo's annual base salary to $135,200 and $139,256, respectively. On December 1, 1997, our Board of Directors authorized us to reprice the options granted to Mr. Gemmo in August 1996 to purchase 100,000 shares of our Common Stock from $2.0625 to $1.28 per share, the market price of our Common Stock at the time of repricing and to pay Mr. Gemmo a minimum cash bonus of $50,000 in the event our company undergoes a "change of control." In August 1999, Mr. Gemmo's employment agreement was renewed for an additional three-year term.

1993 STOCK OPTION PLAN

         In November 1993, we adopted, and the stockholders approved, the 1993 Stock Option Plan pursuant to which we may grant to our employees options to purchase up to 500,000 shares of our Common Stock. The options granted under the 1993 Stock Option Plan may be exercised during the ten-year period after they are granted at an exercise price equal to the mean between the high and low selling prices of our Common Stock on the TSE on the date of the grant. Options granted to any person who beneficially owns ten percent (10%) or more of our Common Stock may not be exercised after the fifth anniversary of the date of the grant and must be granted at an exercise price equal to 110% of the market price at the date of the grant. In May 1999, our Board of Directors terminated the 1993 Stock Option Plan for the purpose of granting additional stock options. Termination of the 1993 Stock Option Plan will not affect options that were granted prior to the termination date.

         As of March 15, 2001, options to purchase an aggregate of 422,000 shares of our Common Stock were outstanding under the 1993 Stock Option Plan.

1996 AND 1999 STOCK OPTION PLANS

         In October 1996, our then existing Board of Directors adopted, and the stockholders approved, the 1996 Stock Option Plan. In May 1999, our Board of Directors adopted, and in June 1999, the stockholders approved, the 1999 Stock Option Plan.

         The maximum number of shares of our Common Stock that may be subject to options under each of the 1996 and 1999 Stock Option Plans may not exceed an aggregate of 1,000,000 shares. This number may be adjusted in certain events, such as a stock split, reorganization or recapitalization. Our employees (including officers and directors who are employees) and employees of our company's subsidiaries are eligible for the grant of incentive options under the 1996 and 1999 Stock Option Plans. Directors who are not employees are not eligible to receive incentive stock options, but may receive non-qualified options. Options may also be granted to other persons, provided that such options are non-qualified options. In the event of incentive options, the aggregate fair market value of our Common Stock with respect to which such options become first exercisable by the holder during any calendar year cannot exceed $100,000. This limit does not apply to non-qualified options. To the extent an option that otherwise would be an incentive option exceeds this $100,000 threshold, it will be treated as a non-qualified option.

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

         As of March 15, 2001, options to purchase an aggregate of 927,629 and 400,000 shares of our Common Stock were outstanding under the 1996 and 1999 Stock Option Plans, respectively, and an aggregate of 618,080 shares were reserved for the future issuance of stock options.

MANAGEMENT INCENTIVE PLAN

         In 2000, we adopted a management incentive plan for corporate officers and key management employees for the purpose of awarding cash and stock bonuses based on the achievement of certain predetermined goals. These goals are established for each participant in the plan and are set by our Compensation Committee prior to the beginning of the year. These goals are based on a participant's performance and may relate to a variety of factors reflecting our objectives and performance and a participant's ability to contribute to the overall success of our company within the context of the purposes of the plan, our business plan and the aspects of our business which the participant's duties involve.

         Bonuses awarded pursuant to the plan are based on a percentage of each participant's base salary and the overall performance of our company during the year. However, the amount of any award to a participant for any year shall not exceed 50% of the participant's base salary, in the case of a participant who is a corporate officer of the Company, or 25% of base salary, in the case of a participant who is a key management employee. Further, if the aggregate amount of all awards under the plan exceeds 10% of our net income for a particular year, each award shall be proportionately reduced so that the aggregate amount of all such awards does not exceed 10% of our net income for the year.

         Such goals were not met during 2000 and, accordingly, no bonuses were awarded under this plan.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 15, 2001 regarding the beneficial ownership of our Common Stock by (A) each person known by us to own beneficially more than 5% of our Common Stock, (B) each of our directors, (C) each of our Named Executive Officers, and (D) all of our executive officers and directors as a group (9 persons):

                                                                         NUMBER OF SHARES                 PERCENTAGE
    NAME                                                              BENEFICIALLY OWNED (1)          BENEFICIALLY OWNED
    ----                                                              ----------------------          ------------------
    Philip Rosner (2) .............................................         2,116,842 (3)(4)                 16.2%
    Joseph Raimondo (2) ...........................................             3,000 (5)                      *
    A. Gary Frumberg (2) ..........................................         1,338,007 (3)                    10.3%
    Richard R. Higgins ............................................           795,900                         6.1%
    Stanley Altschuler ............................................           878,000 (6)                     6.7%
    Sean Deson (2) ................................................           190,898 (7)(8)                  1.4%
    Werner F. Hiller (2) ..........................................           175,751 (7)(9)(10)              1.3%
    Irwin D. Simon (2) ............................................           140,000 (7)(9)                  1.1
    Ronald J. Dintemann (2) .......................................           117,111 (11)                     *
    Harvey F. Farber (2) ..........................................            65,600 (12)                     *
    Joseph A. Gemmo (2) ...........................................           150,100 (13)                     1.1%
    All  directors and executive officers as a group (9 persons) ..         4,297,309                         31.0%

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

(2) The business address of each of Messrs. Rosner, Raimondo, Frumberg, Dintemann, Farber and Gemmo is c/o Technology Flavors & Fragrances, Inc., 10 Edison Street East, Amityville, New York 11701. The business address of Mr. Deson is c/o Deson & Co., 219 East 69th Street, Apt. 12D, New York, New York 10021. The business address of Mr. Hiller is 55 Dugway, Watchung, New Jersey 07060. The business address of Mr. Simon is c/o The Hain Celestial Group, Inc., 50 Charles Lindbergh Boulevard, Uniondale, New York 11553.

(3) Includes five-year options to purchase 33,333 shares of our Common Stock granted to each of Messrs. Rosner and Frumberg in June 1999 which are fully vested and excludes options to purchase 66,667 shares of our Common Stock granted to each that have not yet vested. Of such unvested options, options to purchase 33,333 shares will vest in each of 2001 and 2002.

(4) Includes 36,438 shares of our Common Stock owned by Mr. Rosner's wife. Mr. Rosner disclaims beneficial ownership of the shares owned by his wife.

(5) Excludes ten-year options to purchase an aggregate of 100,000 shares of our Common Stock granted to Mr. Raimondo in 2000 that have not yet vested. Of such unvested options, options to purchase 26,666 shares will vest in 2001, 26,667 shares will vest in each of 2002 and 2003 and 10,000 shares will vest in each of 2004 and 2005.

(6) Includes 350,000 shares of Common Stock personally owned by Mr. Altschuler and 528,000 shares of Common Stock held by Strategic Growth International, or SGI, of which Mr. Altschuler is a 50% stockholder. Mr. Altschuler shares voting and dispositive power over the 528,000 shares owned by SGI.

(7) Includes ten-year options to purchase 100,000 shares of our Common Stock granted to each of Messrs. Deson, Hiller and Simon in June 1999 which are fully vested.

(8) Includes ten-year options to purchase 80,000 shares of our Common Stock granted to Mr. Deson in June 1998 and an aggregate of 10,898 shares granted in 1999 which are fully vested and excludes options to purchase 120,000 shares of our Common Stock that have not yet vested. Of such unvested options, options to purchase 40,000 shares will vest in each of 2001 through 2003.

(9) Includes ten-year options to purchase 40,000 shares of our Common Stock granted to each of Messrs. Hiller and Simon in January 1998 which are fully vested and excludes options to purchase 60,000 shares of our Common Stock that have not yet vested . Of such unvested options, options to purchase 20,000 shares will vest to each of Messrs. Hiller and Simon in each of 2001 through 2003.

(10) Includes ten-year options to purchase 6,731 shares of our Common Stock granted to Mr. Hiller in April 1999 which are fully vested.

(11) Includes ten-year options to purchase an aggregate of 98,000 shares of our Common Stock granted to Mr. Dintemann in April 1994, June 1997 and April 1999 which are fully vested and excludes options to purchase 22,000 shares that have not yet vested. Of such unvested options, options to purchase 5,000 shares will vest in 2001, 9,000 shares will vest in 2002, and options to purchase 4,000 shares will vest in each of 2003 and 2004.

(l2) Includes ten-year options to purchase an aggregate of 58,000 shares of our Common Stock granted to Mr. Farber in January 1996, February 1997 and April 1999 which are fully vested and excludes options to purchase 22,000 shares that have not yet vested. Of such unvested options, options to purchase 14,000 shares will vest in 2002, and options to purchase 4,000 shares will vest in each of 2003 and 2004.

(13) Includes ten-year options to purchase an aggregate of 148,000 shares of our Common Stock granted to Mr. Gemmo in February 1997, December 1997 and April 1999 which are fully vested and excludes options to purchase 22,000 shares that have not yet vested. Of such unvested options, options to purchase 14,000 shares will vest in 2002, and options to purchase 4,000 shares will vest in each of 2003 and 2004

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In October 1999, we began selling flavor products to The Hain Food Group, Inc., which changed its name to The Hain Celestial Group, Inc. ("Hain") in May 2000. Irwin D. Simon, a director of our company, is the Chairman, President and Chief Executive Officer of Hain. Our sales to Hain totaled approximately $594,000 for 2000 and $213,000 for the fourth quarter of 1999. We believe such sales were made at arms-length and at competitive prices.

         The following table sets forth certain information regarding loans made by us to our directors and executive officers which were outstanding as of December 31, 2000. The notes bore interest based at a bank's prime rate through December 31, 2000. On March 15, 1999, the loans were amended to change the maturity date from December 31, 1999 to March 15, 2002. On January 23, 2001, the notes were further amended to change the maturity date from March 15, 2002 to April 1, 2002, and the interest component on the principal balance of the loans was eliminated effective January 1, 2001. As of March 15, 2001, the aggregate indebtedness owed to us under these loans was $125,035, including accrued interest through December 31, 2000. These loans are secured by shares of our Common Stock that are owned by Messrs. Rosner and Frumberg, and are due in equal annual installments through March 15, 2002. On June 1, 2000, Mr. Rosner surrendered to us 100,000 shares of our Common Stock owned by him which resulted in a partial reduction of his outstanding loan to us of $141,300. On February 1, 2000, Mr. Frumberg surrendered to us 25,000 shares of our Common Stock owned by him which resulted in a partial reduction of his outstanding loan to us of $40,250.

                       TABLE OF INDEBTEDNESS OF DIRECTORS
                        AND EXECUTIVE OFFICERS OF COMPANY

                                                                                        AMOUNT                      AMOUNT
                                                                                     OUTSTANDING                  OUTSTANDING
                                                              INVOLVEMENT               AS OF                        AS OF
NAME AND PRINCIPAL POSITION                                    OF ISSUER         DECEMBER 31, 2000(1)          MARCH 15, 2001(1)
---------------------------                                    ---------         --------------------          -----------------
Philip Rosner, Chairman of the Board and
    Chief Executive Officer................................    Lender                 $77,153                      $77,153

A. Gary Frumberg, Director and
    Executive Vice President...............................    Lender                  47,882                      47,882


(1)  Includes accrued interest through December 31, 2000.

TRANSACTIONS WITH RELATED PARTIES

         In 2000 and 1999, we sold fragrance products to Scent-A-Vision, Inc., a company owned by Ms. Sharon Christie who is the spouse of Mr. Philip Rosner, our Chairman and Chief Executive Officer. Our sales to Scent-A-Vision for years 2000 and 1999 were approximately $64,000 and $335,000, respectively, which we believe were competitive with other available sources for such fragrance products.

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The exhibits listed below are filed as part of this Annual Report on Form 10-KSB.

  EXHIBIT
   NUMBER                                           DOCUMENT
   ------                                           --------
      3.1   Certificate of Incorporation and By-Laws (A).
      4.1   Form of Certificate Representing Share of Common Stock (A).
     10.1   Lease for Property in Amityville, New York (A).
     10.2   1993 Stock Option Plan (A).
     10.3   1996 Stock Option Plan (incorporated by reference from our 1996 definitive proxy statement with respect to our 1996
            Annual Meeting of Stockholders, held October 30, 1996, as filed with the Commission on September 25, 1996).
     10.4   1999 Stock Option Plan (incorporated by reference from our 1999 definitive proxy statement with respect to the 1999
            Annual Meeting of Stockholders, held June 24, 1999, as filed with the Commission on May 28, 1999).
     10.5   Promissory Note of Philip Rosner issued to us, dated March 15, 1999 (filed as Exhibit 10.25 to Form 10-KSB, Annual
            Report of our company for the year ended December 31, 1998 and incorporated herein by reference).
     10.6   Stock Pledge Agreement, dated March 15, 1999, between us and Philip Rosner (filed as Exhibit 10.26 to Form 10-KSB,
            Annual Report of our company for the year ended December 31, 1998 and incorporated herein by reference).
     10.7   Promissory Note of A. Gary Frumberg issued to us, dated March 15, 1999 (filed as Exhibit 10.27 to Form 10-KSB, Annual
            Report of our company for the year ended December 31, 1998 and incorporated herein by reference).
     10.8   Stock Pledge Agreement, dated March 15, 1999, between us and A. Gary Frumberg (filed as Exhibit 10.28 to Form 10-KSB,
            Annual Report of our company for the year ended December 31, 1998 and incorporated herein by reference).
     10.9   Asset Purchase Agreement, dated August 25, 1998, between us, Mane-Seafla, Inc. and Mane USA, Inc. (filed as Exhibit 2.1 to Form 8-K, Current Report of our company, filed with the Commission on September 9, 1998).
    10.10   Loan and Security Agreement, dated June 29, 1999, between us and Foothill Capital Corporation (filed as Exhibit 10.1 to
            Form 8-K, Current Report of our company, filed with the Commission on July 16, 1999).
    10.11   Unconditional Guaranty, dated June 29, 1999 between us and Foothill Capital Corporation (filed as Exhibit 10.2 to Form
            8-K, Current Report of our company, filed with the Commission on July 16, 1999).
    10.12   Unconditional Guaranty, dated June 29, 1999 between Technology Flavors & Fragrances S.A. and Foothill Capital
            Corporation (filed as Exhibit 10.3 to Form 8-K, Current Report of our company, filed with the Commission on July 16,
            1999).
    *21.1   Subsidiaries.
    *23.1   Consent of Ernst & Young LLP.


(A) Incorporated by reference to our Registration Statement on Form 10-SB (File No. 0-26682) filed with the Commission on August 28, 1995.

* Filed in this Annual Report on Form 10-KSB.

         (b) Reports on Form 8-K.
             None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, we have caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                     TECHNOLOGY FLAVORS & FRAGRANCES, INC.

Dated: March 29, 2001                By:        /s/ JOSEPH A. GEMMO
                                        ---------------------------------------
                                                    Joseph A. Gemmo
                                      Vice President and Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                                                 TITLE                                           DATE
               ---------                                                 -----                                           ----
            /s/ PHILIP ROSNER                        Chairman of the Board, Chief Executive Officer and            March 29, 2001
--------------------------------------------         Director (Principal Executive Officer)
                Philip Rosner

            /s/ JOSEPH RAIMONDO                      President and Chief Operating Officer                         March 29, 2001
--------------------------------------------
                Joseph Raimondo

            /s/ A.GARY FRUMBERG                      Executive Vice President and Director                         March 29, 2001
--------------------------------------------
                A. Gary Frumberg

            /s/ JOSEPH A. GEMMO                      Vice President, Chief Financial Officer, Secretary and        March 29, 2001
--------------------------------------------         Treasurer (Principal Financial and Accounting Officer)
                Joseph A. Gemmo

            /s/ SEAN DESON                           Director                                                      March 29, 2001
--------------------------------------------
                Sean Deson

            /s/ WERNER F. HILLER                     Director                                                      March 29, 2001
--------------------------------------------
                Werner F. Hiller

            /s/ IRWIN D. SIMON                       Director                                                      March 29, 2001
--------------------------------------------
                Irwin D. Simon

                      INDEX TO FINANCIAL STATEMENTS

                                                                                       PAGE
                                                                                       ----
                  Report of Independent Auditors                                         F-2


                  Consolidated Balance Sheets as of December 31, 2000 and 1999           F-3


                  Consolidated Statements of Operations for the Years Ended
                  December 31, 2000 and 1999                                             F-4


                  Consolidated Statements of Stockholders' Equity for the Years
                  Ended December 31, 2000 and 1999                                       F-5


                  Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 2000 and 1999                                             F-6


                  Notes to Consolidated Financial Statements for the Years Ended
                  December 31, 2000 and 1999                                             F-7

                        REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Technology Flavors & Fragrances, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Technology Flavors & Fragrances, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Technology Flavors & Fragrances, Inc. and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                                    /s/ ERNST & YOUNG LLP

Melville, New York
March 19, 2001

                         TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                                CONSOLIDATED BALANCE SHEETS

                                                                                            AT DECEMBER 31,
                                                                                ------------------------------
                                                                                    2000                1999
                                                                                ----------------  ----------------
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                    $    195,387      $    154,535
   Receivables (less allowance for doubtful accounts of $103,000 in 2000
     and $115,000 in 1999) (Note 3)                                                2,953,620         3,270,571
   Inventories (Note 4)                                                            2,829,974         2,634,997
   Prepaid expenses and other current assets                                          92,750            54,995
                                                                                ------------      ------------
       Total current assets                                                        6,071,731         6,115,098

Fixed assets, net (Note 5)                                                           547,441           577,482
Intangible assets, net (Note 6)                                                      770,235           945,903
Other assets                                                                         145,346           382,708
Notes receivable from related parties (Note 7)                                       125,035           292,101
                                                                                ------------      ------------
       Total assets                                                             $  7,659,788      $  8,313,292
                                                                                ============      ============
                                  LIABILITIES
Current liabilities:
   Accounts payable                                                             $  1,180,905      $  1,565,575
   Accrued expenses                                                                   77,053           301,775
   Revolving credit facility (Note 8)                                              1,340,499         1,544,607
   Current portion of capital lease obligations (Note 11)                             22,066            39,354
                                                                                ------------      ------------
       Total current liabilities                                                   2,620,523         3,451,311

Capital lease obligations (Note 11)                                                   58,107            35,359
Deferred credits                                                                      71,447           334,087
                                                                                ------------      ------------
                                                                                   2,750,077         3,820,757
Commitments (Note 11)

                              STOCKHOLDERS' EQUITY

Common stock:
   $ .01 par value, authorized 20,000,000 shares, issued 13,019,348 and
   12,549,223 shares, respectively                                                   130,193           125,492
Paid-in capital                                                                   10,363,542        10,222,544
Accumulated deficit                                                               (5,584,024)       (5,855,501)
                                                                                ------------      ------------
       Total stockholders' equity                                                  4,909,711         4,492,535
                                                                                ------------      ------------
       Total liabilities and stockholders' equity                               $  7,659,788      $  8,313,292
                                                                                ============      ============


                                   See accompanying notes.

                       TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                               2000                 1999
                                                           --------------     ----------------
Net sales                                                   $ 15,333,888      $ 14,769,130
Cost of sales                                                  9,011,486         8,450,923
                                                            ------------      ------------
       Gross profit                                            6,322,402         6,318,207
                                                            ------------      ------------
Operating expenses:
   Selling                                                     2,529,733         2,315,251
   General and administrative                                  1,986,891         1,670,492
   Research and development                                    1,365,891         1,306,695
   Amortization                                                  219,886           181,006
                                                            ------------      ------------
       Total operating expenses                                6,102,401         5,473,444
                                                            ------------      ------------
Income from operations                                           220,001           844,763

Interest expense, net                                           (170,010)         (160,383)
                                                            ------------      ------------
Income before provision for income taxes                          49,991           684,380
Provision for income taxes                                       (26,884)          (27,559)
                                                            ------------      ------------
Income from continuing operations                                 23,107           656,821

Gain on disposal of discontinued operations,
   net of income taxes (Note 9)                                  248,370              --
                                                            ------------      ------------
Net income                                                  $    271,477      $    656,821
                                                            ============      ============
Net income per common share - basic and diluted:
   Continuing operations                                    $        .00      $        .05
   Discontinued operations                                           .02              --
                                                            ------------      ------------
Net income per common share - basic and diluted             $        .02      $        .05
                                                            ============      ============
Weighted average common shares outstanding                    12,607,224        12,499,223
                                                            ============      ============


                                       See accompanying notes.

                         TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         COMMON STOCK                PAID-IN      (ACCUMULATED)
                                                     SHARES         AMOUNT           CAPITAL          DEFICIT)           TOTAL
                                                -----------     ------------     ------------     ------------     -------------
Balance at December 31, 1998                     12,449,223     $    124,492     $ 10,178,015     $ (6,512,322)    $  3,790,185

Exercise  of stock options                          100,000            1,000           44,529                            45,529

Net income                                                                                             656,821          656,821
                                                 ----------     ------------     ------------     ------------     ------------
Balance at December 31, 1999                     12,549,223          125,492       10,222,544       (5,855,501)       4,492,535

Exercise of stock options                            25,958              259           25,657                            25,916

Repurchase of common stock
  by the Company and retired                        (25,833)            (258)         (25,575)                          (25,833)

Options issued for consulting services                                                 13,500                            13,500

Common stock surrendered by officers
  in connection with partial repayment
  of officers' loans and retired                   (125,000)          (1,250)        (180,300)                         (181,550)

Exercise of stock warrants, net of
  expenses                                          595,000            5,950          307,716                           313,666

Net income                                                                                             271,477          271,477
                                                 ----------     ------------     ------------     ------------     ------------
Balance at December 31, 2000                     13,019,348     $    130,193     $ 10,363,542     $ (5,584,024)    $  4,909,711
                                                 ==========     ============     ============     ============     ============



                                See accompanying notes.

              TECHNOLOGY FLAVORS & FRAGRANCES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                        ---------------------------------
                                                                             2000                 1999
                                                                        -------------     ---------------
Cash flows from operating activities:
  Net income                                                            $    271,477       $    656,821
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Gain on disposal of discontinued operations                            (261,370)              --
     Depreciation and amortization                                           398,388            338,166
     Accrued interest on notes receivable                                    (14,484)           (22,369)
     Provision for bad debts                                                  24,232               --
     Deferred rent                                                            12,360             12,360
     Stock option grants for outside services                                 13,500               --
     Changes in assets and liabilities:
       Accounts receivable                                                   292,719           (743,842)
       Inventories                                                          (194,977)           167,287
       Prepaid expenses and other current assets                             (37,755)           (22,238)
       Other assets                                                          179,514            (42,374)
       Accounts payable                                                     (384,670)           (56,312)
       Accrued expenses                                                     (224,722)          (309,375)
                                                                        ------------       ------------
     Net cash provided by (used in) operating activities                      74,212            (21,876)
                                                                        ------------       ------------
Cash flows from investing activities:
  Purchase of fixed assets                                                  (102,157)          (130,131)
                                                                        ------------       ------------
    Net cash used in investing activities                                   (102,157)          (130,131)
                                                                        ------------       ------------
Cash flows from financing activities:
  Proceeds from revolving credit facility                                 15,330,000          3,185,412
  Repayment of revolving credit facility                                 (15,534,108)        (3,218,439)
  Proceeds from exercise of stock options and
    warrants, net of expenses                                                339,582             58,000
  Repurchase of common stock                                                 (25,883)              --
  Payment of capital lease obligations                                       (40,844)           (35,465)
                                                                        ------------       ------------
    Net cash provided by (used in) financing activities                       68,797            (10,492)
                                                                        ------------       ------------
Increase (decrease) in cash                                                   40,852           (162,499)
Cash-beginning of year                                                       154,535            317,034
                                                                        ------------       ------------
Cash-end of year                                                        $    195,387       $    154,535
                                                                        ============       ============
Supplemental information:
   Cash paid during the year for interest                               $    200,000       $    201,000
                                                                        ============       ============
   Cash paid during the year for income taxes                           $     51,000       $     35,000
                                                                        ============       ============


Supplemental disclosures of non-cash investing and financing activities:

   Equipment acquired under capital lease obligations amounted to $46,304 in 2000 and $35,000 in 1999.

   Surrender of Company Common Stock owned by officers as partial paydown of notes receivable of $181,550.

                            See accompanying notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


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

SHIPPING AND HANDLING COSTS

   Shipping and handling costs are included in cost of sales.

FIXED ASSETS

   Machinery and equipment, including assets acquired under capital leases, are recorded at cost and depreciated over their estimated useful lives ranging from 5 to 10 years, using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the assets. Maintenance and repairs are charged to expense as incurred and renewals and improvements, which extend the life of the assets, are capitalized.

LONG-LIVED ASSETS

   Amortization of intangible assets is provided using the straight-line method over the estimated useful lives of the assets ranging from 10 to 13 years. The carrying values of intangible and other long-lived assets are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. No such impairment existed at December 31, 2000.

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

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


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

EARNINGS PER SHARE

   Basic net income per share was calculated using the weighted average number of shares of common stock outstanding during the year. Diluted net income per share was calculated using the weighted average common and common stock equivalents that were outstanding during the year. The effect of common stock equivalents for 2000 and 1999 was not material and, thus, diluted net income per share is the same as basic earnings per share.

REVENUE RECOGNITION

   We recognize revenue when inventory is shipped and title legally transfers to the purchaser.

ADVERTISING COSTS

   We expense advertising costs as incurred. Advertising costs were approximately $11,000 in 2000 and $22,000 in 1999.

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

3.  RECEIVABLES

                                                                  DECEMBER 31,        DECEMBER 31,
                                                                      2000                1999
                                                                  ------------        ------------
Trade........................................................      $2,749,735          $3,025,695
Alcohol drawbacks............................................         177,827             213,267
Other........................................................          26,058              31,609
                                                                   ----------          ----------
                                                                   $2,953,620          $3,270,571
                                                                   ==========          ==========

    Included within trade receivables at December 31, 2000 and 1999 is an amount due from a party related to our executive and principal shareholder in the amount of approximately $215,000 and $342,000, respectively.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


4.       INVENTORIES

                                                                           DECEMBER 31,       DECEMBER 31,
                                                                               2000               1999
                                                                         ------------        ------------
Raw materials.......................................................      $1,582,272         $1,427,698
Finished goods......................................................       1,247,702          1,207,299
                                                                          ----------         ----------
                                                                          $2,829,974         $2,634,997
                                                                          ==========         ==========

5.   FIXED ASSETS

                                                                           DECEMBER 31,       DECEMBER 31,
                                                                               2000               1999
                                                                          ------------       -------------
Machinery and equipment.............................................       $1,269,051         $1,202,101
Leasehold improvements..............................................          686,773            621,252
Furniture and fixtures..............................................          544,361            528,371
                                                                           ----------        -----------
                                                                            2,500,185          2,351,724
Less: accumulated depreciation and amortization.....................       (1,952,744)        (1,774,242)
                                                                           ----------        -----------
                                                                            $ 547,441          $ 577,482
                                                                           ==========        ===========

   Depreciation and amortization expense relating to fixed assets for the years ended December 31, 2000 and 1999 was approximately $179,000 and $157,000, respectively.

6.       INTANGIBLE ASSETS

                                                                                     DECEMBER 31,      DECEMBER 31,
                                                                                         2000              1999
                                                                                    ------------       -------------
           Formulations.........................................................     $1,048,979        $1,048,979
           Customer lists.......................................................         86,105            86,105
                                                                                     ----------        ----------
                                                                                      1,135,084         1,135,084
           Less: accumulated amortization.......................................       (364,849)         (189,181)
                                                                                     ----------        ----------
                                                                                      $ 770,235         $ 945,903
                                                                                     ==========        ==========


     Amortization expense relating to intangible assets for the years ended December 31, 2000 and 1999 was approximately $176,000 and $162,000, respectively.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



7.  NOTES RECEIVABLE FROM RELATED PARTIES

   Notes receivable from related parties consist of amounts owed by two executives and principal shareholders and are secured by shares of our Common Stock owned by them. The notes bore interest at a bank's prime rate through December 31, 2000 and are due in annual installments through March 15, 2002. On March 15, 1999, the notes were amended to change the maturity date from December 31, 1999 to March 15, 2002. On January 23, 2001, the notes were further amended to change the maturity date from March 15, 2002 to April 1, 2002, and cease interest on the principal balance effective January 1, 2001. On June 1, 2000, one executive surrendered to us 100,000 shares of our Common Stock owned by him which resulted in a partial reduction of his outstanding loan to us of $141,300. On February 1, 2000, the other executive surrendered to us 25,000 shares of our Common Stock owned by him which resulted in a partial reduction of his loan to us of $40,250.

8.  REVOLVING CREDIT FACILITY

     On June 29, 1999, we entered into a Loan and Security Agreement (the "Loan Agreement") with a lender providing for a three-year $3,000,000 revolving credit facility (the "1999 Credit Facility"). Outstanding borrowings under the 1999 Credit Facility initially bore interest at a rate of three quarters of one percent (0.75%) in excess of a prime or "reference" lending rate, and is subject to certain adjustments based upon our financial performance. Effective January 1, 2000, the interest rate was reduced to one quarter of one percent (0.25%) above the bank's reference rate. Borrowings under the 1999 Credit Facility are subject to certain eligibility requirements relating to our receivables and inventories and the discretion of the lender. Outstanding borrowings are secured by substantially all of our assets, including our product formulations. During the term of the 1999 Credit Facility, we must comply with certain financial and other covenants contained in the Loan Agreement including maintaining tangible net worth of at least $1,750,000, achieving not less than 75% of our projected pre-tax income for the upcoming year, and incurring expenditures for capital assets of not more than $450,000 for the year. At December 31, 2000, approximately $1,340,000 was outstanding and $1,236,000 was available for additional borrowings under the 1999 Credit Facility. At that date, outstanding borrowings bore interest at 9. 5% per annum.

9.  DISCONTINUED OPERATIONS

   In August 1998, we sold substantially all of the assets and certain liabilities relating to our Seasoning Division. Of the total purchase price paid, $275,000 was held in escrow to secure certain of our indemnification obligations and was recorded in "other assets" while the corresponding deferred gain was recorded in "deferred credits". During 2000, $261,370 of the escrowed funds was received by the Company and recorded as a gain on disposal of discontinued operations, net of $13,000 of income taxes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


10.  INCOME TAXES

     The income tax provision for the years ended December 31, 2000 and 1999 principally represents current state franchise taxes and Federal alternative minimum tax.

     A reconciliation of the income tax provision of continuing operations at the statutory rate to income tax expense at the annualized effective tax rate for the years ended December 31, 2000 and 1999 is as follows:

                                                                                     2000            1999
                                                                                 ---------       ---------
Computed tax provision at Federal statutory rate ..........................      $  16,997       $ 232,689
State and local income tax provision net of Federal tax benefit ...........          9,267           8,097
Non-deductible officers' life insurance premiums and travel and
     entertainment expenses ...............................................          8,167           9,175
Utilization of net operating loss carryforward ............................        (17,026)       (241,680)
Alternative Minimum Tax ...................................................          9,479          19,278
                                                                                 ---------       ---------
Provision for income taxes ................................................      $  26,884       $  27,559
                                                                                 =========       =========

     The components of deferred taxes as of December 31, 2000 and 1999 are as follows:

                                                                2000            1999
                                                            ---------         ---------
Deferred tax assets:
  Accounts receivable ..............................      $    39,140       $    39,900
  Capitalized inventory costs ......................           23,002            20,259
  Depreciation .....................................           69,549           107,455
  Intangibles ......................................          610,603           680,167
  Net operating loss carryforward - U.S. ...........          190,920           492,431
  Net operating loss carryforward - Foreign ........          388,197           256,156
  AMT credit .......................................           48,062            38,583
  Other ............................................           27,150            (3,439)
                                                               ------            ------
                                                            1,396,623         1,631,512
Valuation allowance ................................       (1,396,623)       (1,631,512)
                                                           ----------        ----------
Net deferred tax asset .............................      $      --         $      --
                                                           ==========        ==========



      The Company has net operating loss carryforwards relating to U.S. operations of approximately $500,000 which expire at various dates from 2007 through 2012.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


11.  COMMITMENTS

LEASE OBLIGATIONS

   Our facility lease includes a provision for annual increases in rental payments. We recorded rent expense using the straight-line method based on the minimum rent payable over the 12-year period of the lease.

   Future minimum commitments under noncancelable operating and capital leases are as follows:

  ,                                                                    OPERATING        CAPITAL
                                                                        LEASES           LEASES
                                                                        ------           ------
    2001 .........................................................      253,857           $35,468
    2002 .........................................................      238,174            27,368
    2003 .........................................................      219,527            27,368
    2004 .........................................................      198,966            23,516
    2005 .........................................................      189,432              --
    Thereafter ...................................................       63,144              --
                                                                    -----------       -----------
    Total minimum lease payments .................................  $ 1,163,100           113,720
                                                                    ===========
    Amounts representing interest ................................                        (33,547)
                                                                                      -----------
    Present value of net minimum lease payments (including
            current portion of $22,066) ..........................                    $    80,173
                                                                                      ===========


     Rental expense for the years ended December 31, 2000 and 1999 was $311,000 and $307,000, respectively.

EMPLOYMENT CONTRACTS

We are obligated under employment contracts providing for annual compensation expiring on various dates through August 2002. Certain other contracts call for us to pay additional compensation based on sales volumes. Future fixed compensation under these contracts, not including commissions based upon sales volume, as of December 31, 2000, amounted to $1,192,000 in 2001 and $213,000 in 2002.

12.  STOCKHOLDERS' EQUITY

NON-EMPLOYEE STOCK OPTION GRANTS

   In June 2000, we issued stock options to purchase 100,000 shares of our Common Stock to an investor relations consulting firm. The expense related to such options in 2000 amounted to $13,500. Of such options, 66,667 shares were cancelled in November 2000 and 33,333 shares expired in February 2001.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


STOCK OPTION PLANS

   We granted stock options under three separate plans: the 1999 Stock Option Plan, the 1996 Stock Option Plan and the 1993 Stock Option Plan.

   Under the 1999, 1996 and 1993 Option Plans, our employees (including officers and directors who are employees) and the employees of our subsidiaries are eligible for the grant of incentive options to purchase up to a maximum of 1,000,000, 1,000,000 and 500,000 shares, respectively, which vest immediately or ratably over periods ranging from one to five years. Options may also be granted to other persons, provided that such options are non-qualified options. In the case of an incentive option, the exercise price cannot be less than the fair market value of the shares on the date the option is granted, and if an optionee is a shareholder who beneficially owns 10% or more of our outstanding Common Stock, the exercise price of the incentive options cannot be less than 110% of such fair market value. The exercise price of non-qualified options shall not be less than the fair market value of our Common Stock at the date of grant and shall be determined by our Board of Directors or the Committee appointed by the Board of Directors. In May 1999, our Board of Directors terminated the 1993 Option Plan and no further option grants may be made under such Plan provided, however, that such termination will not affect options that were granted prior to the date of termination.

   The following table summarizes stock option activity for the years ended December 31, 2000 and 1999:

                                                           2000                          1999
                                                 --------------------------  ----------------------------
                                                              WEIGHTED AVG.                WEIGHTED AVG.
                                                 OPTIONS     EXERCISE PRICE    OPTIONS      EXERCISE PRICE
                                                 -------     --------------    -------      --------------
Outstanding at beginning of year .........       1,674,462       $1.21         932,500       $1.00
Granted ..................................         200,000        1.36       1,152,629        1.20
Exercised ................................         (25,958)       1.00        (100,000)        .58
Cancelled ................................         (70,542)       1.23        (310,667)        .75
                                                 ---------       -----       ---------       -----
Outstanding at end of year ...............       1,777,962       $1.23       1,674,462       $1.21
                                                 =========       =====       =========       =====
Exercisable at end of year ...............                       $1.24         786,962       $ .81
                                                                 =====       =========       =====
Weighted average fair value of options
  granted during the year ................                       $ .82                       $ .71
                                                                 =====                       =====

     The following table summarizes information on stock options outstanding at December 31, 2000:

                                                          OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                              ---------------------------------------------            -------------------------
                                                       WEIGHTED AVERAGE
                                                      REMAINING CONTRACTUAL     WEIGHTED AVERAGE                WEIGHTED AVERAGE
EXERCISE PRICE                              SHARES        LIFE IN YEARS         EXERCISE PRICE          SHARES    EXERCISE PRICE
--------------                          ----------    ---------------------     ----------------        ------  ----------------
$   .58 -  .97..................           652,462             6.8                    $ .88             315,462       $ .81
   1.06 - 1.44..................           525,500             6.3                     1.30             399,100        1.32
   1.47 - 1.88..................           600,000             8.4                     1.57             396,666        1.51
   ----   -----                          ---------             ---                                    ---------
                                         1,777,962             7.2                                    1,111,228
                                         =========             ===                                    =========


     At December 31, 2000, 618,080 shares of our Common Stock were reserved for the future issuance of stock options under the Plans.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

WARRANTS

     The following table summarizes information on warrants outstanding at December 31, 2000:

                        WARRANTS               EXERCISE           WARRANTS
                       OUTSTANDING              PRICE            EXERCISABLE          EXPIRATION
                       -----------              -----            -----------          ----------
                         450,000                $2.40              450,000           October 2001
                         156,250                 2.70              156,250           October 2001
                         -------                                   -------
                         606,250                                   606,250
                         =======                                   =======

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

     Pro forma information regarding net income and net income per share is determined as if we had accounted for our stock options granted subsequent to December 31, 1994, using the fair value method estimated at the date of the grant based upon a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.2% and 5.6%; no dividend yield; volatility factor of the expected market price of our Common Stock of 65% and 61%; and a weighted-average expected life of the options of 7.5 years at December 31, 2000 and 1999, respectively.

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

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information is as follows:

                                                                                    2000              1999
                                                                                    ----              ----
Income from continuing operations as reported ........................        $    23,107         $   656,821
Pro forma (loss) income from continuing operations ...................           (128,098)            216,899
Net income per common share from continuing operations as reported

   -basic and diluted ................................................                .00                 .05
Pro forma net (loss) income per common share from continuing
   operations - basic and diluted.....................................               (.01)                .02

   The FASB No. 123 method of accounting has not been applied to options granted prior to January 1, 1996. As a result, the pro forma compensation cost may not be representative of that to be expected in future years.

13.  EMPLOYEE SAVINGS PLAN

     We have an employee savings and retirement plan covering all non-union employees meeting certain age and length of service requirements, pursuant to
Section 401k of the Internal Revenue Code. Participants may contribute a percentage of compensation, but not in excess of the maximum allowable by law.

   The Plan provides for a voluntary matching contribution by us which is one half of the amount contributed by the participant up to a maximum of 3% per annum. Matching contributions of 1% per annum amounted to $27,000 and $18,000 for the years ended December 31, 2000 and 1999, respectively. Employees vest in the employer contribution at the rate of 25% per year.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


14.  CONCENTRATIONS OF CREDIT RISK

   Financial instruments, which potentially subject us to concentrations of credit risk, are primarily trade accounts receivable. Ongoing credit evaluation of customers' financial condition are performed and generally no collateral is required. Credit losses have typically been within management's expectations.

   For the years ended December 31, 2000 and 1999, no one customer accounted for more than 10% of our net sales. At December 31, 2000 and 1999, five customers accounted for approximately 37% and 36% of the accounts receivable balance, respectively.

   For the years ended December 31, 2000 and 1999, export sales were approximately 28% and 27%, respectively, of total sales. Our export sales are made to entities located primarily in Canada and in Central and South America. Receivables from such foreign sales at December 31, 2000 and 1999 amounted to 42% and 43%, respectively, of total accounts receivable.

   Cash and cash equivalent balances are held primarily at one financial institution and may, at times, exceed the amount insurable. We believe we mitigate risk by investing in or through a major financial institution.

15. RECONCILIATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

   These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. During 2000 and 1999, there were no material items which would be required to be recorded in order for our financial statements to be in accordance with accounting principles generally accepted in Canada.