Form 10QSB
period 2001-03-31
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 2001-04-20
CIK 1000048

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
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
(631) 842-7600
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X                  NO

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the issuer's common stock, par value $.01 per share, as of April  17, 2001, was 13,024,473.

Transitional Small Business Disclosure Format (check one):

YES                     NO  X

TECHNOLOGY FLAVORS & FRAGRANCES, INC.

INDEX TO FORM 10-QSB

March 31, 2001

PART I

ITEM 1. - FINANCIAL STATEMENTS

TECHNOLOGY FLAVORS & FRAGRANCES, INC.
CONSOLIDATED BALANCE SHEETS
(in U.S. Dollars)

	AT MARCH 31, 2001 (Unaudited)	AT DECEMBER 31, 2000 (Note)
ASSETS
Current assets:
Cash and cash equivalents	$134,382	$195,387
Receivables, net	3,622,475	2,953,620
Inventories	2,895,939	2,829,974
Prepaid expenses and other current assets	104,979	92,750
Total current assets	6,757,775	6,071,731
Fixed assets, net	554,485	547,441
Intangible assets, net	729,697	770,235
Other assets	138,614	145,346
Notes receivable from related parties	125,035	125,035
Total assets	$8,305,606	$7,659,788
LIABILITIES
Current liabilities:
Accounts payable	$1,647,315	$1,180,905
Accrued expenses	76,955	77,053
Revolving credit facility	1,293,550	1,340,499
Current portion of capital lease obligations	23,642	22,066
Total current liabilities	3,041,462	2,620,523
Capital lease obligations	70,951	58,107
Deferred credits	74,537	71,447
	3,186,950	2,750,077
STOCKHOLDERS' EQUITY
Common stock:
$.01 par value, authorized 20,000 shares, issued and outstanding 13,024,473 shares	130,245	130,193
Paid-in capital	10,366,472	10,363,542
Accumulated deficit	(5,378,061)	(5,584,024)
Total stockholders' equity	5,118,656	4,909,711
Total liabilities and stockholders' equity	$8,305,606	$7,659,788

Note:	The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

TECHNOLOGY FLAVORS & FRAGRANCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in U.S. Dollars) (Unaudited)

	For the three months ended March 31,
	2001	2000
Net sales	$4,186,995	$4,216,215
Cost of sales	2,356,748	2,462,940
Gross profit	1,830,247	1,753,275
Operating expenses:
Selling	682,883	611,936
General and administrative	491,142	442,685
Research and development	349,193	337,016
Amortization	49,322	48,714
Total operating expenses	1,572,540	1,440,351
Income from operations	257,707	312,924
Interest expense, net	(34,998)	(42,019)

Income before provision for income taxes	222,709	270,905
Provision for income taxes	(16,746)	(10,355)
Net income	$205,963	$260,550
Net income per common share - basic and diluted	$.02	$.02
Weighted average common shares outstanding	13,021,056	12,549,787

See accompanying notes.

TECHNOLOGY FLAVORS & FRAGRANCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in U.S. Dollars) (Unaudited)

	For the three months ended March 31,
	2001	2000
Cash flows from operating activities:
Net income	$205,963	$260, 550
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	92,418	90,252
Deferred rent	3,090	3,090
Accrued interest on notes receivable	-	(5,355)
Changes in assets and liabilities:
Accounts receivable	(668,855)	(658,703)
Inventories	(65,965)	(314,394)
Prepaid expenses and other current assets	(12,229)	(29,714)
Other assets	(2,052)	(50,000)
Accounts payable	466,410	772,764
Accrued expenses	(98)	(49,171)

Net cash provided by operating activities	18,682	19,339

Cash flows from investing activities:
Purchase of fixed assets	(29,065)	(47,362)

Net cash used in investing activities	(29,065)	(47,362)

Cash flows from financing activities:
Proceeds from revolving credit facility	3,415,000	3,485,000
Repayment of revolving credit facility	(3,461,949)	(3,496,851)
Repayment of capital leases	(6,655)	(10,510)
Proceeds from exercise of stock options	2,982	25,833
Purchase and retirement of treasury stock	-	(25,833)
Net cash used in financing activities	(50,622)	(22,361)
Decrease in cash	(61,005)	(50,384)
Cash - beginning of period	195,387	154,535
Cash - end of period	$134,382	$104,151

See accompanying notes.

TECHNOLOGY FLAVORS & FRAGRANCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

(Unaudited)

1.  BASIS OF PRESENTATION

             Technology Flavors & Fragrances, Inc. (the "company," "us," "we" or "our") develops and manufactures flavor and fragrance products used to provide or enhance flavors or fragrances in a wide variety of consumer and industrial products.

             The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2000.

2.  INVENTORIES

Components of inventories are summarized as follows:
	March 31, 2001	December 31, 2000
Raw Materials	$1,847,460	$1,582,272
Finished Goods	1,048,479	1,247,702
	$2,895,939	$2,829,974

3.  EARNINGS PER SHARE

             Basic net  income per share is calculated using the weighted average number of shares of our common stock outstanding during the period.   Diluted net income per share for the three month periods ended March 31, 2001 and 2000 was calculated using the weighted average common stock and common stock equivalents that were outstanding during the period.  The effect of common stock equivalents for the three month periods ended March 31, 2001 and 2000 was not material and, thus, diluted net income per share was not presented.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

             The following information for the three month periods ended March 31, 2001  and March 31, 2000 has been derived from our unaudited consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2000.

	Three months ended March 31,
	2001		2000
	(dollar amounts in thousands)
Net sales	$4,187	100.0%	$4,216	100.0%
Gross profit	1,830	43.7	1,753	41.6
Operating expenses:
Selling	683	16.3	612	14.5
General and administrative	491	11.7	442	10.5
Research and development	349	8.3	337	8.0
Amortization	49	1.2	49	1.2
Income from operations	258	6.2	313	7.4
Interest expense, net	35	0.9	42	1.0
Provision for income taxes	17	0.4	10	0.2
Net income	206	4.9	261	6.2

Net sales.  Net sales for the three month period ended March 31, 2001 was $4,187,000 as compared to net sales of $4,216,000 for the three month period ended March 31, 2000.

Gross profit.  Gross profit, as a percentage of sales, increased 2.1% to 43.7% on net sales of $4,187,000 for the first quarter of 2001 from 41.6%  on net sales of $4,216,000 for the first quarter of 2000.  The increase is due principally to increased sales of high gross margin flavor products.

Operating expenses:

             Selling expenses.  Selling expenses increased by $71,000, or 12%, to $683,000 for the first quarter of 2001 from $612,000 for the comparable 2000 period due principally to the hiring of an additional sales person during the latter part of 2000 and increases in sales promotion expenses.

             General and administrative expenses.  General and administrative expenses increased by $49,000, or 11%, to $491,000 for the first quarter of 2001 from $442,000 for the first quarter of 2000 due principally to the hiring of our new President, and to a lesser extent, increases in professional fees.

             Research and development expenses.  Research and development expenses for the three month period ended March 31, 2001 of $349,000 remained relatively unchanged from $337,000 in the comparable 2000 period.

             Amortization expense.  Amortization expense for the three months ended March 31, 2001 and March 31, 2000 was $49,000 for both periods.

Total operating expenses.  Total operating expenses increased by $132,000, or 9%, to $1,572,000 for the first quarter of 2001 from $1,440,000 for the first quarter of 2000 as a result of the factors described above.

Interest expense, net.  Interest expense decreased by $7,000, or 17%, to $35,000 for the first quarter of 2001 from $42,000 for the comparable 2000 quarter due principally to lower interest rates in 2001 on outstanding borrowings under our revolving credit facility.

Provision for income taxes.  Provision for income taxes represents state franchise taxes and federal alternative minimum tax.  There were no federal income tax provisions for 2001 and 2000 since we had available net operating loss carryforwards.

Net income.  Net income for the first quarter of 2001 was $206,000 as compared to net income of $261,000 for the first quarter of 2000.

Liquidity and Capital Resources

             Historically, our financing needs have been met through issuances of equity and debt securities and commercial bank loans.  In June 1999, we entered into a Loan and Security Agreement with a lender which provided for a three year $3,000,000 revolving credit facility.  We call this revolving credit facility the 1999 Credit Facility.  Outstanding borrowings under the 1999 Credit Facility initially bore interest at a rate of three quarters of one percent (0.75%) in excess of a prime lending rate, and is subject to certain adjustments based upon our financial performance.  Effective January 1, 2000, the interest rate was reduced to one quarter of one percent (0.25%) in excess of a prime lending rate.  Borrowings under the 1999 Credit Facility are subject to certain eligibility requirements relating to our receivables and inventories and the discretion of the lender.  Outstanding borrowings are secured by substantially all of our assets, including our product formulations.  We must comply with certain financial and other covenants contained in the Loan and Security Agreement, including maintaining tangible net worth of at least $1,750,000, achieving not less than 75% of our projected pre-tax income for the upcoming year, and incurring expenditures for capital assets of not more than $450,000 for the year.  Our subsidiaries have guaranteed our obligations under the 1999 Credit Facility.  Borrowings under the 1999 Credit Facility at March 31, 2001 and at December 31, 2000 were $1,294,000 and $1,340,000, respectively.  At March 31, 2001, $1,706,000 was available for additional borrowings in accordance with the terms of the 1999 Credit Facility. The outstanding borrowings under the 1999 Credit Facility were classified as a current liability.  At March 31, 2001, outstanding borrowings bore interest at 8.25% per annum.

             At March 31, 2001, working capital increased by $265,000, or 8%, to $3,716,000 from $3,451,000 at December 31, 2000.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None
Item 2.	Changes in Securities
None
Item 3.	Defaults upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None
Item 5.	Other Information
None
Item 6.	Exhibits and Reports on Form 8-K
a) Exhibit
None
b) Reports on Form 8-K
None

SIGNATURES

             In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   April 18, 2001

TECHNOLOGY FLAVORS & FRAGRANCES, INC.
By	/s/ Joseph A. Gemmo
Joseph A. Gemmo
Vice President and Chief Financial Officer (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of Registrant)