Form 10QSB
period 2001-06-30
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 2001-07-26
CIK 1000048

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

Commission File No. 0-26682

TECHNOLOGY FLAVORS & FRAGRANCES, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	11-3199437
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

YES      ☒         NO       ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the issuer's common stock, par value $.01 per share, as of July 20, 2001, was 13,004,473.

Transitional Small Business Disclosure Format (check one):

YES      ☐         NO       ☒

TECHNOLOGY FLAVORS & FRAGRANCES, INC.

INDEX TO FORM 10-QSB

June 30, 2001

PART I

ITEM 1 - FINANCIAL STATEMENTS

TECHNOLOGY FLAVORS & FRAGRANCES, INC.
CONSOLIDATED BALANCE SHEETS
(In U.S. Dollars)

	At JUNE 30, 2001 (Unaudited)	At DECEMBER 31, 2000 (Note)
ASSETS
Current assets:
Cash and cash equivalents	$185,973	$195,387
Receivables, net	3,636,695	2,953,620
Inventories	2,844,016	2,829,974
Prepaid expenses and other current assets	185,096	92,750
Total current assets	6,851,780	6,071,731
Fixed assets, net	663,758	547,441
Intangible assets, net	689,158	770,235
Other assets	123,211	145,346
Notes receivable from related parties	103,635	125,035
Total assets	$8,431,542	$7,659,788

LIABILITIES
Current liabilities:
Accounts payable	$1,573,240	$1,180,905
Accrued expenses	43,655	77,053
Revolving credit facility	1,335,062	1,340,499
Current portion of capital lease obligations	56,125	22,066
Total current liabilities	3,028,082	2,620,523
Capital lease obligations	161,355	58,107
Deferred credits	73,047	71,447
	3,262,484	2,750,077

STOCKHOLDERS' EQUITY
Common stock:
$.01 par value, authorized 20,000,000 shares, issued and outstanding 13,004,473 and 13,019,348 shares, respectively	130,045	130,193
Paid-in capital	10,345,272	10,363,542
Accumulated deficit	(5,306,259)	(5,584,024)
Total stockholders' equity	5,169,058	4,909,711
Total liabilities and stockholders' equity	$8,431,542	$7,659,788

Note:	The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

TECHNOLOGY FLAVORS & FRAGRANCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In U.S. Dollars) (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2001	2000	2001	2000
Net sales	$4,126,438	$4,471,740	$8,313,433	$8,687,955
Cost of sales	2,423,001	2,492,036	4,779,749	4,954,976
Gross profit	1,703,437	1,979,704,	3,533,684	3,732,979
Operating expenses:
Selling	697,208	631,675	1,380,091	1,243,611
General and administrative	490,150	466,823	981,292	909,508
Research and development	360,607	360,669	709,800	697,685
Amortization	49,323	48,714	98,645	97,428
Total operating expenses	1,597,288	1,507,881	3,169,828	2,948,232
Income from operations	106,149	471,823	363,856	784,747
Interest expense, net	(33,679)	(46,208)	(68,677)	(88,227)
Income before provision for income taxes	72,470	425,615	295,179	696,520
Provisions for income taxes	(688)	(13,000)	(17,414)	(23,355)
Net income	$71,802	$412,615	$277,765	$673,165
Net income per common share - basic and diluted	$.01	$.03	$.02	$.05
Weighted average common shares outstanding	13,017,806	12,491,015	13,019,431	12,520,401

See accompanying notes.

TECHNOLOGY FLAVORS & FRAGRANCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In U.S. Dollars) (Unaudited)

	For the six months ended June 30,
	2001	2000
Cash flows from operating activities:
Net income	$277,765	$673,165
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	189,847	185,001
Deferred rent	1,600	6,180
Changes in assets and liabilities:
Accounts receivable	(683,075)	(1,373,134)
Inventories	(14,042)	(269,702)
Prepaid expenses and other current assets	(92,346)	(57,145)
Other assets	4,567	(50,000)
Accounts payable	392,335	387,014
Accrued expenses	(33,398)	(46,199)
Net cash provided by (used in) operating activities	43,253	(544,820)
Cash flows from investing activities:
Purchase of fixed assets	(49,185)	(78,339)
Notes receivable	-	(30,896)
Net cash used in investing activities	(49,185)	(109,235)
Cash flows from financing activities:
Proceeds from revolving credit facility	7,625,000	7,730,000
Repayment of revolving credit facility	(7,610,437)	(7,115,136)
Payment of capital lease obligations	(21,027)	(21,536)
Issuance of common stock	2,982	60,083
Net cash (used in) provided by financing activities	(3,482)	653,411
Decrease in cash	(9,414)	(644)
Cash and cash equivalents - beginning of period	195,387	154,535
Cash and cash equivalents - end of period	$185,973	$153,891

See accompanying notes.

TECHNOLOGY FLAVORS & FRAGRANCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

1.          BASIS OF PRESENTATION

             Technology Flavors & Fragrances, Inc. (the "Company," "us," "we" or "our") creates, develops and manufactures flavor and fragrance products used to provide or enhance flavors or fragrances in a wide variety of consumer and industrial products.

             The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2000.

2.          INVENTORIES

             Components of inventories are summarized as follows:

	June 30, 2001	December 31, 2000
Raw Materials	$1,774,531	$1,582,272
Finished Goods	1,069,485	1,247,702
	$2,844,016	$2,829,974

3.          EARNINGS PER SHARE

             Basic net income per share is calculated using the weighted average number of shares of our common stock outstanding during the period.  Diluted net income per share for the three-month and six-month periods ended June 30, 2001 and June 30, 2000 was calculated using the weighted average common and common equivalent shares that were outstanding during the periods.  The effect of common stock equivalents for the three-month and six-month periods ended June 30, 2001 and June 30, 2000 was not material and, thus, diluted net income per share was not presented.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

             The following information for the three-month and six-month periods ended June 30, 2001 and June 30, 2000 have been derived from our unaudited consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2000.

	Three months ended June 30,				Six months ended June 30,
	2001		2000		2001		2000
	(dollar amounts in thousands)

Net sales	$4,126	100.0%	$4,472	100.0%	$8,313	100.0%	$8,688	100.0%
Gross profit	1,703	41.3	1,980	44.3	3,534	42.5	3,733	43.0
Operating expenses:
Selling	697	16.9	632	14.1	1,380	16.6	1,244	14.3
General and administrative	490	11.9	467	10.5	981	11.8	909	10.5
Research and development	361	8.7	360	8.1	710	8.5	698	8.1
Amortization	49	1.2	49	1.1	99	1.2	97	1.1
Income from operations	106	2.6	472	10.5	364	4.4	785	9.0
Interest expense, net	33	0.8	46	1.0	69	0.9	88	1.0
Provision for income taxes	1	-	13	0.3	17	0.2	23	0.3
Net income	72	1.8	413	9.2	278	3.3	673	7.7

Net sales.  Net sales decreased by $346,000, or 7.7%, to $4,126,000 for the three months ended June 30, 2001 from $4,472,000 for the same period last year and decreased by $375,000, or 4.3%, to $8,313,000 for the six months ended June 30, 2001 from $8,688,000 for the comparable six-month period of 2000.  The decreases were principally attributable to the continued weakness in the flavor and fragrance industries and the general economy resulting in a lower demand for our products.

Gross profit.  Gross profit, as a percentage of sales, decreased to 41.3% for the three months ended June 30, 2001 as compared to 44.3% for the same period last year and decreased to 42.5% for the six months ended June 30, 2001 as compared to 43.0% for the six-month period of 2000.  The decreases in gross profit for the 2001 periods were due primarily to the impact of lower sales volume and, to a lesser extent, differences in product mix.

Operating expenses:

             Selling expenses.  Selling expenses increased by $65,000, or 10.3%, to $697,000 for the three months ended June 30, 2001 from $632,000 for the same period last year and increased by $136,000, or 10.9%, to $1,380,000 for the six months ended June 30, 2001 from $1,244,000 for the comparable six-month period of 2000.  The increases were due principally to increases in travel expenses, and to a lesser extent, increases in marketing promotional expenses and media advertising expenses.

             General and administrative expenses.  General and administrative expenses increased by $23,000, or 4.9%, to $490,000 for the three months ended June 30, 2001 from $467,000 for the comparable 2000 period and increased by $72,000, or 7.9%, to $981,000 for the six months ended June 30, 2001 from $909,000 for the comparable six-month period of 2000.  The increases were due principally to the hiring of our new president and, to a lesser extent, an increase in professional fees.

             Research and development expenses.  Research and development expenses for the three months ended June 30, 2001 of $361,000 were consistent with such expenses for the comparable period in 2000.  For the six months ended June 30, 2001, research and development expenses of $710,000 were generally consistent with the comparable 2000 period of $698,000.

             Amortization expense.  Amortization expense for the three months ended June 30, 2001 of $49,000 was consistent with such expenses in the comparable 2000 period.  For the six months ended June 30, 2001, amortization expense of $99,000 was consistent with the comparable 2000 period of $97,000.

             Total operating expenses.  Total operating expenses increased by $89,000, or 5.9%, to $1,597,000 for the three months ended June 30, 2001 from $1,508,000 for the comparable period in 2000 and increased by $222,000, or 7.5%, to $3,170,000 for the six-month period ended June 30, 2001 from $2,948,000 for the comparable six-month period of 2000.

Interest expense, net.  Interest expense decreased by $13,000, or 28.3%, to $33,000 for the three months ended June 30, 2001 from $46,000 for the comparable 2000 period and decreased by $19,000, or 21.6%, to $69,000 for the six months ended June 30, 2001 from $88,000 for the comparable six-month period of 2000.  The decreases were principally attributable to lower levels of borrowings under our credit facility and lower interest rates for the three-month and six-month periods.

Provision for income taxes.  Provision for income taxes represents state franchise taxes and federal alternative minimum tax.  There were no federal income tax provisions for 2001 and 2000 since we had available net operating loss carryforwards.

Net Income.  Net income was $72,000 and $278,000 for the three-month and six-month periods ended June 30, 2001 as compared to net income for the comparable 2000 periods of $413,000 and $673,000, respectively.

Liquidity and Capital Resources

             Historically, our financing needs have been met through the issuance of equity and debt securities and commercial bank loans.  In June 1999, we entered into a Loan and Security Agreement with a lender which provided us with a three-year $3,000,000 revolving credit facility.  We call this revolving credit facility the "1999 Credit Facility.”  Outstanding borrowings under the 1999 Credit Facility initially bore interest at a rate of three quarters of one percent (0.75%) in excess of a prime lending rate, and is subject to certain adjustments based upon our financial performance.  Effective January 1, 2000, the interest rate was reduced to one quarter of one percent (0.25%) in excess of a prime lending rate.  Borrowings under the 1999 Credit Facility are subject to certain eligibility requirements relating to our receivables and inventories and the discretion of the lender.  Outstanding borrowings are secured by substantially all of our assets, including our product formulations.  We must comply with certain financial and other covenants contained in the Loan and Security Agreement, including maintaining tangible net worth of at least $1,750,000, achieving not less than 75% of our projected pre-tax income for the upcoming year, and incurring expenditures for capital assets of not more than $450,000 for the year.  Our subsidiaries have guaranteed our obligations under the 1999 Credit Facility.  Borrowings under the 1999 Credit Facility at June 30, 2001 was $1,355,000 and  $1,645,000 was available for additional borrowings in accordance with the terms of the 1999 Credit Facility.  The outstanding borrowings under the 1999 Credit Facility are classified as a current liability due to the terms of the agreement.  At June 30, 2001, the outstanding borrowings bore interest at 7.0% per annum.

             At June 30, 2001, our working capital increased by $373,000, or 9.3%, to $3,824,000 from $3,451,000 at December 31, 2000 due principally to the higher level of accounts receivable. Additionally, the Company recently installed a new computer system relative to its manufacturing, laboratory and accounting systems and purchased certain state-of-the-art laboratory and manufacturing equipment to enhance its productivity.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
             None

Item 2.  Changes in Securities and Use of Proceeds

On June 20, 2001, we granted non-qualified stock options to purchase 100,000 shares of our common stock at an exercise price of $1.15 per share (the market price of the common stock on the date of the grant) to an investor relations firm under our 1999 Stock Option Plan.  Such options begin vesting one month after the grant date in twenty equal monthly installments of 5,000 shares.  The options were granted as full consideration for investor relations services to be rendered to our company.

On May 31, 2001, we granted options to purchase an aggregate of 150,000 shares of our common stock to two executive officers at an exercise price of $1.10 per share representing 110% of the market price of our common stock on the date of the grant.  Such options vest in equal annual installments over a three-year period and expire five years from the date of the grant.  Two other officers were granted options on May 31, 2001 to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $1.00 per share representing the market price of our common stock on the date of the grant.  Such options vest in equal annual installments over a three-year period and expire ten years from the date of the grant.

These option grants were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.

Item 3.  Defaults Upon Senior Securities
             None

Item 4.  Submission of Matters to a Vote of Security Holders

On June 20, 2001, we held our annual meeting of stockholders (the "Annual Meeting"). The proposals voted upon at the Annual Meeting and the results with respect to each proposal are set forth below.

Proposals Voted Upon at Annual Meeting

1.	To elect five directors to serve for a term of one year and until their respective successors are duly elected and qualified.

Philip Rosner, A. Gary Frumberg, Sean Deson, Werner F. Hiller and Irwin D. Simon were each re-elected to the Board of Directors. A tabulation of the votes cast in connection with election of each of Messrs. Rosner, Frumberg, Deson, Hiller and Simon is set forth below.

2.	To ratify the appointment by our Board of Directors of Ernst & Young LLP as our independent auditors for the year ending December 31, 2001.

Proposals	For	Against	Abstain/Not Voting
No. 1 (Election of Directors)
Philip Rosner	11,541,013	50	3,400
A. Gary Frumberg	11,541,013	50	3,400
Sean Deson	11,541,013	50	3,400
Werner F. Hiller	11,513,299	50	31,114
Irwin D. Simon	11,541,013	50	3,400

No. 2. (Appointment of Ernst & Young LLP)	11,514,649	100	29,714

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K
a) Exhibits
None
b) Reports on Form 8-K
None

SIGNATURES

             In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 23, 2001

TECHNOLOGY FLAVORS & FRAGRANCES, INC.

By	/s/ Joseph A. Gemmo
Joseph A. Gemmo
Vice President and Chief Financial Officer
(Principal Financial Officer and Officer Duly
Authorized to Sign on Behalf of Registrant)