Form 10QSB
period 2001-09-30
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 2001-11-13
CIK 1000048

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

YES  ☒                  NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the issuer's common stock, par value $.01 per share, as of November 5, 2001, was  13,004,473.

Transitional Small Business Disclosure Format (check one):

YES  ☐                  NO  ☒

 TECHNOLOGY FLAVORS & FRAGRANCES, INC.

INDEX TO FORM 10-QSB

September 30, 2001

PART I — FINANCIAL INFORMATION

                Item 1 — Financial Statements (Unaudited)

Consolidated Balance Sheets at September 30, 2001 and December 31, 2000

Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2001 and September 30, 2000

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and September 30, 2000

Notes to Consolidated Financial Statements

                Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART II — OTHER INFORMATION

SIGNATURES

PART I

ITEM 1. - FINANCIAL STATEMENTS

TECHNOLOGY FLAVORS & FRAGRANCES, INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars)

	At September 30, 2001 (Unaudited)	At December 31, 2000 (Note)
ASSETS

Current assets:
Cash and cash equivalents	$113,612	$195,387
Receivables, net	3,424,405	2,953,620
Inventories	2,822,835	2,829,974
Prepaid expenses and other current assets	155,400	92,750

Total current assets	6,516,252	6,071,731

Fixed assets, net	722,587	547,441
Intangible assets, net	648,619	770,235
Other assets	137,140	145,346
Notes receivable from related parties	103,635	125,035

Total assets	$8,128,233	$7,659,788

LIABILITIES

Current liabilities:
Accounts payable	$1,147,706	$1,180,905
Accrued expenses	169,240	77,053
Revolving credit facility	1,379,438	1,340,499
Current portion of capital lease obligations	76,125	22,066

Total current liabilities	2,772,509	2,620,523

Capital lease obligations	211,725	58,107
Deferred credits	69,267	71,447
	3,045,501	2,750,077
STOCKHOLDERS' EQUITY

Common stock:
$ .01 par value, issued and outstanding 13,004,473 and 13,019,348 shares, respectively	130,045	130,193
Paid-in capital	10,352,772	10,363,542
Accumulated deficit	(5,400,085)	(5,584,024)

Total stockholders' equity	5,082,732	4,909,711

Total liabilities and stockholders' equity	$8,128,233	$7,659,788

Note:

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

TECHNOLOGY FLAVORS & FRAGRANCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. Dollars) (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2001	2000	2001	2000

Net sales	$3,579,662	$4,011,680	$11,893,095	$12,699,635
Cost of sales	2,096,083	2,418,323	6,875,832	7,373,299

Gross profit	1,483,579	1,593,357	5,017,263	5,326,336

Operating expenses:
Selling	666,841	618,207	2,046,932	1,861,818
General and administrative	479,031	488,270	1,460,323	1,397,778
Research and development	336,969	342,417	1,046,769	1,040,102
Amortization	49,322	49,322	147,967	146,750
Total operating expenses	1,532,163	1,498,216	4,701,991	4,446,448

(Loss) income from operations	(48,584)	95,141	315,272	879,888
Interest expense, net	45,242	48,484	113,919	136,711

(Loss) income before provision for income taxes	(93,826)	46,657	201,353	743,177
Provision for income taxes	-	13,000	17,414	36,355

(Loss) income from continuing operations	(93,826)	33,657	183,939	706,822

Gain on disposal of discontinued operations	-	249,259	-	249,259

Net (loss) income	$(93,826)	$282,916	$183,939	$956,081

Net (loss) income per common share:
Continuing operations:
Basic	$(.01)	$.00	$.01	$.06
Diluted	(.01)	.00	.01	.05
Discontinued operations - basic and diluted	-	.02	-	.02

Net (loss) income per common share:
Basic	$(.01)	$.02	$.01	$.08
Diluted	$(.01)	$.02	$.01	$.07

Weighted average common shares outstanding:
Basic	13,004,473	12,531,491	13,014,445	12,524,056
Diluted	13,004,473	13,398,520	13,133,019	13,373,466

See accompanying notes.

TECHNOLOGY FLAVORS & FRAGRANCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars)  (Unaudited)

	For the Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net income	$183,939	$956,081
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on disposal of discontinued operations	-	(249,259)
Stock option grants for outside services	7,500	13,500
Depreciation and amortization	283,193	278,752
Deferred rent	(2,180)	9,270
Changes in assets and liabilities:
Receivables	(470,785)	(592,368)
Inventories	7,139	(166,711)
Prepaid expenses and other current assets	(62,650)	(61,039)
Other assets	(18,146)	194,885
Accounts payable	(33,199)	154,910
Accrued expenses	92,187	(4,786)

Net cash (used in) provided by operating activities	(13,003)	533,235

Cash flows from investing activities:
Purchase of fixed assets	(79,859)	(86,574)
Notes receivable	-	(33,769)

Net cash used in investing activities	(79,859)	(120,343)

Cash flows from financing activities:
Proceeds from revolving credit facility	11,075,000	11,540,000
Repayment of revolving credit facility	(11,036,061)	(11,951,890)
Issuance of common stock	2,982	60,083
Payment of capital lease obligations	(30,835)	(32,954)

Net cash provided by (used in) financing activities	11,086	(384,761)

(Decrease) increase in cash and cash equivalents	(81,775)	28,131

Cash and cash equivalents - beginning of period	195,387	154,535

Cash and cash equivalents - end of period	$113,612	$182,666

See accompanying notes.

TECHNOLOGY FLAVORS & FRAGRANCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(Unaudited)

1.  BASIS OF PRESENTATION

                Technology Flavors & Fragrances, Inc. (the "company," "us," "we" or "our") creates, develops, manufactures, and markets flavor and fragrance products used to provide or enhance flavors or fragrances in a wide variety of consumer and industrial products.

                The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.  These unaudited consolidated financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2000 and our consolidated audited financial statements and footnotes contained therein.

2.  INVENTORIES

Components of inventories are summarized as follows:

	September 30, 2001	December 31, 2000

Raw materials	$1,761,477	$1,582,272
Finished goods	1,061,358	1,247,702
	$2,822,835	$2,829,974

3.  EARNINGS PER SHARE

Basic net (loss) income per share is calculated using the weighted average number of shares of our common stock outstanding during the period.   Diluted net income per share for the three-month and nine-month periods ended September 30, 2001 and 2000 was calculated using the weighted average common and common equivalent shares that were outstanding during the periods.

4.  GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS

                At the closing of the sale of our Seasoning Division in August 1998, $275,000 of the selling price was escrowed and, pending conclusion of certain contingencies, not recognized as part of the gain on sale. In August 2000, $249,259 of such escrowed funds were released to us from escrow and was recorded as a gain on disposal of discontinued operations for the third quarter of year 2000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following information for the three and nine-month periods ended September 30, 2001 and 2000 has been derived from our unaudited consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2000 and the consolidated audited financial statements included therein.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2001		2000		2001		2000
	(dollar amounts in thousands)

Net sales	$3,580	100.0%	$4,012	100.0%	$11,893	100.0%	$12,700	100.0%
Gross profit	1,484	41.5	1,593	39.7	5,017	42.2	5,326	41.9
Operating expenses
Selling	667	18.7	618	15.4	2,047	17.2	1,862	14.7
General and administrative	479	13.4	488	12.2	1,460	12.3	1,397	11.0
Research and development	337	9.4	343	8.6	1,047	8.8	1,040	8.2
Amortization	49	1.4	49	1.2	148	1.2	147	1.1
(Loss) income from operations	(49)	(1.4)	95	2.3	315	2.7	880	6.9
Interest expense, net	45	1.2	48	1.2	114	1.0	137	1.1
Provision for income taxes	-	-	13	0.3	17	0.1	36	0.2
(Loss) income from continuing
operations	(94)	(2.6)	34	0.8	184	1.6	707	5.6
Gain on disposal of discontinued operations	-	-	249	6.2	-	-	249	1.9
Net (loss) income	(94)	(2.6)	283	7.0	184	1.6	956	7.5

                Net sales.  Net sales decreased by $432,000, or 10.8%, to $3,580,000 for the three months ended September 30, 2001 from $4,012,000 for the same period last year and decreased by $807,000, or 6.4%, to $11,893,000 for the nine months ended September 30, 2001 from $12,700,000 for the comparable nine-month period of 2000.  The decline in net sales for the three-month and nine-month periods ended September 30, 2001 were due principally to the continued weakness in the flavor and fragrance industries and the general economy and, to a lesser extent, a fire at the Company’s New York facility during the latter part of September 2001 which interrupted customer shipments for a four-day period.

                Gross profit.  Gross profit, as a percentage of sales, increased to 41.5% for the three months ended September 30, 2001 as compared to 39.7% for the same period last year and increased to 42.2% for the nine months ended September 30, 2001 as compared to 41.9% for the comparable nine-month period of 2000.  The increases in gross profit for the 2001 periods were due principally to higher gross margins on new flavor products sold in 2001 and favorable differences in product mix attributable to a lower concentration of export sales where gross margins are generally lower.

Operating expenses:

                Selling expenses.  Selling expenses increased by $49,000, or 7.9%, to $667,000 for the three months ended September 30, 2001 from $618,000 for the same period last year and increased by $185,000, or 9.9%,  to $2,047,000 for the nine months ended September 30, 2001 from $1,862,000 for the comparable nine-month period of 2001.  The increases were due principally to increases in travel expenses, marketing and media advertising expenses and shipping costs.  In connection with our recently implemented restructuring and cost reduction program, selling expenses are expected to decrease commencing the fourth quarter of 2001.

                General and administrative expenses.  General and administrative expenses for the three months ended September 30, 2001 were $479,000 as compared to expenses of $488,000 for the comparable 2000 period.  For the nine-month period ended September 30, 2001, general and administrative expenses increased by $63,000, or 4.5%, to $1,460,000 from $1,397,000 for the comparable nine-month period of 2000 due principally to the hiring of our new president, and to a lesser extent, increases in professional fees.  In connection with our recently implemented restructuring and cost reduction program, general and administrative expenses are expected to decrease commencing the fourth quarter of 2001.

                Research and development expenses.  Research and development expenses for the three months ended September 30, 2001 of $337,000 were generally consistent with such expenses for the comparable period in 2000 of $343,000.  For the nine months ended September 30, 2001, research and development expenses of $1,047,000 were generally consistent with the comparable 2000 period of $1,040,000.

                Amortization expense.  Amortization expense for the three months and nine months ended September 30, 2001 of $49,000 and $148,000, respectively, were consistent with the comparable 2000 periods of $49,000 and $147,000, respectively.

                Total operating expenses.  Total operating expenses increased by $34,000, or 2.3%,  to $1,532,000 for the three months ended September 30, 2001 from $1,498,000 for the comparable period in 2000 and increased by $256,000, or 5.8%,  to $4,702,000 for the nine months ended September 30, 2001 from $4,446,000 for the comparable nine-month period of 2000.

Interest expense, net.  Interest expense decreased by $3,000, or 6.3%, to $45,000 for the three months ended September 30, 2001 from $48,000 for the comparable 2000 period and decreased by $23,000, or 16.8%, to $114,000 for the nine months ended September 30, 2001 from $137,000 for the comparable nine-month period of 2000.  The decreases were principally attributable to lower levels of borrowings under our credit facility and lower interest rates for the three-month and nine-month periods ended September 30, 2001.

Provision for income taxes.  Provision for income taxes represents state and franchise taxes and federal alternative minimum tax. There were no federal income tax provisions for 2001 and 2000 since we had available net operating loss carryforwards.

(Loss) income from continuing operations.  (Loss) income from continuing operations was $(94,000) and $184,000 for the three-month and nine-month periods ended September 30, 2001 as compared to $34,000 and $707,000 for the comparable 2000 periods, respectively.

Gain on disposal of discontinued operations.  For the three months ended September 30, 2000, we recorded a one-time, non-recurring gain of $249,000 in connection with cash received in August 2000 from escrowed funds arising out of the sale of our Seasoning Division in August 1998.  There were no such gains recorded in 2001.

Net (loss) income.  Net (loss) income was $(94,000) and $184,000 for the three-month and nine-month periods ended September 30, 2001 as compared to net income for the comparable 2000 periods of $283,000 and $956,000, respectively.

Liquidity and Capital Resources

                Historically, our financing needs have been met through the issuance of equity and debt securities and commercial bank loans. In June 1999, we entered into a Loan and Security Agreement with a lender which provides for a three year $3,000,000 revolving credit facility. We call this revolving credit facility the “1999 Credit Facility.”  Outstanding borrowings under the 1999 Credit Facility bear interest at a rate of one quarter of one percent (0.25%) in excess of a prime lending rate. Borrowings under the 1999 Credit Facility are subject to (i) certain eligibility requirements relating to our receivables and inventories, and (ii) the discretion of the lender. Outstanding borrowings are secured by substantially all of our assets, including our product formulations. We must comply with certain financial and other covenants contained in the Loan and Security Agreement, including maintaining tangible net worth of at least $1,750,000, achieving not less than 75% of our projected pre-tax income each year, and incurring expenditures for capital assets of not more than $450,000 for each year.  Our subsidiaries have guaranteed our obligations under the 1999 Credit Facility.  Borrowings under the 1999 Credit Facility at September 30, 2001 was $1,379,000 and $1,621,000 was available for additional borrowings in accordance with the terms of the 1999 Credit Facility. The outstanding borrowings under the 1999 Credit Facility are classified as a current liability due to the terms of the Agreement.  At September 30, 2001, the outstanding borrowings bore interest at 5.75% per annum.

                At September 30, 2001, our working capital increased by $293,000, or 8.5%, to $3,744,000 from $3,451,000 at December 31, 2000 due principally to the higher level of accounts receivable. We are committed under non-cancelable operating and capital leases for the upcoming year of approximately $320,000.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 2.	Changes in Securities and Use of Proceeds

On October 5, 2001, we granted non-qualified stock options to purchase 100,000 shares of our common stock at an exercise price of $.80 per share (the market price of the common stock on the date of the grant) to an investor relations firm under our 1999 Stock Option Plan.  Such options begin vesting one-month after the grant date in twenty equal monthly installments of 5,000 shares.  This option grant was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K
	a)	Exhibits
None
	b)	Reports on Form 8-K:
None

SIGNATURES

                In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 12, 2001

TECHNOLOGY FLAVORS & FRAGRANCES, INC.

By	/s/ Joseph A. Gemmo
Joseph A. Gemmo
Vice President and Chief Financial Officer
(Principal Financial Officer and Officer Duly
Authorized to Sign on Behalf of Registrant)