Form 10KSB
period 2001-12-31
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 2002-03-29
CIK 1000048

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–KSB

(Mark one)

☒         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2001

☐        TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from             to

Commission File No. 0–26682

TECHNOLOGY FLAVORS & FRAGRANCES, INC.

(Name of Small Business Issuer in its Charter)

Delaware

(State or other Jurisdiction of Incorporation or Organization)	10 Edison Street East Amityville, New York 11701 (Address of Principal Executive Offices)	11-3199437 (I.R.S. Employer Identification Number)

(631) 842-7600
(Issuer’s Telephone Number, Including Area Code)

Securities to be registered under Section 12(b) of the Act:
Common Stock, $.01 par value
(Title of Class)

Securities to be registered under Section 12(g) of the Act:
Common Stock, $.01 par value
(Title of class)

Name of each exchange on which registered:
American Stock Exchange
Toronto Stock Exchange

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S–B is not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–KSB or any amendment to this Form 10–KSB.  ☐

The Issuer’s revenues for the fiscal year ended December 31, 2001 were $15,476,437.

The aggregate market value of Registrant’s voting stock (Common Stock) held by non–affiliates on March 15, 2002 was approximately $10,023,000 based on the closing sale price of the Common Stock on such date of U.S. $1.05 per share, as reported by the American Stock Exchange.

The number of shares outstanding of each class of the issuer’s common equity as of  March 15, 2002 was:

Common Stock, $0.01 par value	13,004,473
Class

Documents Incorporated by Reference:  None

Transitional Small Business Disclosure Format:   Yes ☐    No ☒

TECHNOLOGY FLAVORS & FRAGRANCES, INC.

2001 Annual Report on Form 10-KSB

-i-

PART I

ITEM 1                   DESCRIPTION OF BUSINESS

Introduction

Technology Flavors & Fragrances, Inc. creates, develops, manufactures and markets flavors and fragrances that are incorporated by our customers into a wide variety of consumer and institutional products including natural and artificially flavored beverages, confections, foods, pharmaceuticals, aromatherapy essential oils, perfumes, and health and beauty products. We believe our proprietary formulations are currently used in more than 1,200 products sold by more than 500 companies worldwide, approximately 50 of which are Fortune 1,000 companies. Our executive offices, manufacturing, research and development, sales and marketing, and distribution facilities are located in Amityville, New York.  We also have sales, marketing and warehouse facilities located in Inglewood, California, Toronto, Canada and Santiago, Chile.

Unless the context otherwise requires, (i) the terms “TFF”, “company”, “our”, “we” or “us” refer to Technology Flavors & Fragrances, Inc., a Delaware corporation, together with its wholly–owned subsidiaries, Technology Flavors & Fragrances, Inc. (Canada), and Technology Flavors & Fragrances S.A. (Chile), and (ii) all references to “dollars” refer to U.S. dollars.

Background

We were incorporated in New York in 1989 under the name “Aroma Globe, Inc.” In May 1991, we changed our name to “Technology Flavors & Fragrances, Inc.” when we acquired the assets and business of another company by that name. Since then, we have expanded our operations primarily through acquisitions of other businesses and internal growth.  In July 1993, we acquired most of the assets of the Fragrance Division of F&C International Inc. (“F&C Fragrance Division”). The F&C Fragrance Division was engaged in the business of developing, manufacturing, marketing and selling, domestically and internationally, fragrance products for personal care, cosmetic and toiletry, household, industrial and commercial products.

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

Industry Overview

                We believe that changes in consumer buying habits and preferences over the past few years have impacted on the industry as a whole and that these changes have contributed to a demand for new and innovative products.  We believe that there is a trend toward more natural foods in the marketplace, requiring manufacturers to produce more naturally flavored products.  Not only has this translated into a steady shift from artificial to natural ingredients, but we believe it is also placing greater emphasis on producing flavors that more effectively impart “natural” tastes in processed foods.  We believe that a growing desire among consumers to adopt a healthier lifestyle is increasing the demand for lighter, healthier foods.  This has posed new challenges for us to develop ways of replacing the tastes which are lost when sugar, salt, fat and cholesterol are reduced or eliminated from traditional food preparation.

                Another important trend in the industry, we believe, is the growing consumption of processed foods.  We believe that more than 80% of the food consumed in the home today is in processed form, with over 1,000 natural and synthetic flavoring agents being used to produce these foods.  We believe that as the demand for microwaving products and prepared and frozen convenience foods continues to rise, so, too, will the need for flavor products to counteract the adverse effects of microwaving and freezing.

                We believe that the trend towards natural, healthier products also includes soaps, shampoos, cosmetics, detergents, and other cleaning products, air fresheners, and numerous other household items.

Products

Our principal product categories include natural flavors, artificial flavors and fragrances. The five largest end–user categories of our products are beverages, baked goods, confections, cosmetics, and soaps and detergents. Our flavor products, produced from our proprietary formulations, are sold primarily to the beverage and food industries.  Examples of consumer products containing our flavor products include confections, toothpaste, chewing gums, prepared foods, ice creams, animal feeds, candy, alcoholic and non–alcoholic beverages, poultry, seafood and processed meats.

Areas which we believe currently offer growth opportunities include flavor products to enhance “natural food” products to restore the flavors in non–fat and low fat, sugar, salt and cholesterol foods, and flavor products able to withstand the effects of microwaving and freezing (i.e., convenience foods).

Our fragrance products, produced from our proprietary formulations, are sold primarily to the personal care, cosmetic and toiletry, and household and industrial product industries. Fragrances are used by customers in the manufacture of a wide variety of consumer products such as soaps, detergents, household cleaners, cosmetic creams, lotions and powders, after–shave lotions, deodorants, air fresheners, perfumes, colognes, aromatherapy oils and hair care products.

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

Research and Development

Our research and development activities are conducted principally at our Amityville, New York facility. We maintain research and development labs as well as applications labs, both of which we believe are necessary for the development of high quality flavor and fragrance compounds. Our processed flavor laboratory utilizes amino acids and sugars in a water medium to produce meat, poultry and roasted flavors and aromas. We currently offer new and innovative products developed in this laboratory.

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

                During the past several years, the flavor industry has had to respond to new demands by consumers for:

•       products with little or no cholesterol, fat, sugar or salt,

•       products that withstand microwaving or freezing, and

•       products that contain more natural ingredients.

                Each of these demands results in taste differences from what consumers have come to expect so that new flavor formulations are necessary to satisfy taste expectations. Consequently, we believe our research and development abilities are increasingly important for flavor products.

We spent $1,383,000 and $1,366,000 in research and development during 2001 and 2000, respectively.  We expect our research and development expenses to remain at this level during year 2002.

Raw Materials

We utilize a significant number of different raw materials in the preparation of our flavor and fragrance formulations. We devote considerable effort to ensuring that these ingredients remain uniform and consistent over time - a critical process since many of the raw materials we use are inherently unstable and/or are derived from plants that vary naturally with seasons and crop years. Accordingly, we routinely test and analyze shipments of raw materials for compliance with specifications we set.

We purchase raw materials from numerous suppliers. For the year ended December 31, 2001, no single supplier provided us with more than approximately 15% of our raw material requirements.  Our three largest suppliers provided us with approximately 33%

of our raw material requirements.  Although there can be no assurance, we believe that alternate sources of raw materials are available in the event of an interruption in the supply of raw materials from a single supplier.

Seasonality

Historically, our sales tend to be higher in the calendar quarters ending June 30 and September 30, primarily due to higher consumer demand from our beverage customers during those periods, however, our sales for the fourth quarter ended December 31, 2001 were slightly higher than the sales for the third quarter ended September 30, 2001.  We cannot assure you that the seasonality of our business will not have a material adverse effect on our operations.

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

Customers

We believe our products are currently used in more than 1,200 products sold by more than 500 companies worldwide, approximately 50 of which are Fortune 1,000 companies. We work with our customers in the development of specific flavors or fragrances for a particular end product.  For the years ended December 31, 2001 and 2000, no one customer accounted for more than 10% of our sales, and our top ten customers accounted for approximately 44% and 40% of our sales, respectively.

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

Employees

At March 15, 2002, we had 54 employees, of whom 53 persons were employed full-time. Of our 53 full-time employees, five were employed in management, eight were employed in administrative and purchasing, eight were employed in sales and marketing, 16 were employed in production and warehousing, 12 were employed in research and development and quality control, and four were employed in customer service. We consider our relationship with our employees to be satisfactory.  None of our employees is subject to a collective bargaining agreement.

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

Forward-Looking Statements

Certain statements made herein, including without limitation, statements containing the words “believes,” “anticipates,” “may,” “intends,” “expects,” and words of similar import constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements involve known and unknown risks, uncertainties, and other factors, which may cause actual company results to differ materially from expectations.  Such factors include the following: (i) technological, manufacturing, quality control or other circumstances which could delay the sale or shipment of products; (ii) economic, business, and competitive conditions in the industry and technological innovations which could affect the company’s business; and (iii) the company’s ability to protect its trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the company.  Certain of these factors are discussed in more detail elsewhere in this Form 10-KSB, including, without limitation, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Our forward-looking statements speak only as to the date hereof and we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

ITEM 2                   DESCRIPTION OF PROPERTY

Our principal facility is a 35,000-square-foot headquarters and production facility located at 10 Edison Street East, Amityville, New York.  In January 2002, the Company purchased the facility (which it had previously leased), transferred it to the Town of Babylon Industrial Development Agency, and then leased the facility from such agency for a term which expires on December 1, 2021.  Upon expiration of the lease term, we are entitled to repurchase the facility for a nominal sum.  We also occupy a 6,000-square-foot warehouse, which adjoins our headquarters and production facility, under a lease which expires in 2006.  We also lease sales, warehouse and customer service facilities in Inglewood, California, Toronto, Canada, and Santiago, Chile. We believe that we can renegotiate existing leases as they expire or lease alternative properties on acceptable terms. We believe our present facilities are adequate for our current and anticipated operations.

ITEM 3                   LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings which if adversely determined would reasonably be expected to have a materially adverse effect on our business.

ITEM 4                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

ITEM 5                   MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Toronto Stock Exchange.   Our Common Stock has been listed on the Toronto Stock Exchange, or TSE, since March 28, 1994 (Symbol: “TFF”).  The following table sets forth the reported high and low closing prices (as reported by the TSE) for our Common Stock for each calendar quarter from January 1, 2000 through December 31, 2001, in Canadian dollars and translated into U.S. dollars at the exchange rates in effect on the last day of such period.

	High				Low
2000
First Quarter	Cdn.	$3.75	(U.S.	$2.56)	Cdn.	$1.75	(U.S.	$1.20)
Second Quarter	Cdn.	3.25	(U.S.	2.22)	Cdn.	2.45	(U.S.	1.64)
Third Quarter	Cdn.	3.00	(U.S.	2.02)	Cdn.	2.00	(U.S.	1.34)
Fourth Quarter	Cdn.	2.00	(U.S.	1.32)	Cdn.	2.00	(U.S.	0.80)

2001
First Quarter	Cdn.	$1.85	(U.S.	$1.21)	Cdn.	$1.31	(U.S.	$0.87)
Second Quarter	Cdn.	1.64	(U.S.	1.05)	Cdn.	1.25	(U.S.	0.79)
Third Quarter	Cdn.	1.45	(U.S.	0.94)	Cdn.	1.45	(U.S.	0.94)
Fourth Quarter	Cdn.	2.50	(U.S.	1.58)	Cdn.	1.45	(U.S.	0.92)

American Stock Exchange and OTC Bulletin Board.  Our Common Stock has been listed on the American Stock Exchange, or AMEX, since March 29, 2000 (Symbol: “TFF”).  Prior to that, our Common Stock traded on the OTC Bulletin Board (Symbol: “TFFI”) from March 12, 1996 through March 28, 2000.  The following table sets forth the range of high and low closing prices (as reported by the OTC Bulletin Board) for our Common Stock for each calendar quarter from January 1, 2000 through March 28, 2000 in U.S. Dollars and (as reported by the AMEX) from March 29, 2000 through December 31, 2001.

	High		Low
2000
First Quarter	U.S.	$2.75	U.S.	$1.25
Second Quarter	U.S.	2.312	U.S.	1.00
Third Quarter	U.S.	2.062	U.S.	1.50
Fourth Quarter	U.S.	1.50	U.S.	0.875

2001
First Quarter	U.S.	$1.375	U.S.	$0.88
Second Quarter	U.S.	1.22	U.S.	0.99
Third Quarter	U.S.	1.28	U.S.	0.75
Fourth Quarter	U.S.	1.75	U.S.	0.70

Holders

                At March 15, 2002, we had approximately 750 stockholders of record.

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

Recent Sales of Unregistered Securities

The following information relates to unregistered securities sold by us during the year ended December 31, 2001.  The sales of securities described below were made in reliance upon an exemption from the registration provisions set forth in Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

Stock Option Grants

During the year ended December 31, 2001, we granted options to purchase an aggregate of 655,000 shares of our Common Stock under our 1999 and 1996 Stock Option Plans.  Of these options, we granted options to purchase 350,000 shares to two executive officers at exercise prices of $.88 and $1.10 per share which were equal to 110% of the market price of our Common Stock on the AMEX on the dates of the grants.  Two other Company officers were each granted options to purchase 50,000 shares of our Common Stock at an exercise price of $1.00 per share which was equal to the market price of our Common Stock on the AMEX on the date of the grants.  Options to purchase 100,000 shares were granted to Mercado Capital (“Mercado”) and 100,000 of option shares were granted to Thomas Hanlon (“Hanlon”) pursuant to their respective consulting agreements.  The exercise prices for such options to Mercado and Hanlon were set at the market price of our Common Stock on  the AMEX on the grant dates ($1.15 and $.80, respectively).  The options granted to Mercado and Hanlon vested in equal monthly installments over a 20-month period.  On October 4, 2001, we terminated the consulting agreement with Mercado and we cancelled Mercado’s unvested options to purchase 85,000 shares.  Mercado’s remaining vested options expired on January 4, 2002.

ITEM 6                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                                RESULTS OF OPERATIONS

Results of Operations

The following information for the years ended December 31, 2001 and 2000 has been derived from our audited consolidated financial statements and should be read in conjunction with such statements and the notes thereto included elsewhere in this Annual Report on Form 10–KSB.  The information for the year ended December 31, 1999 are derived from the audited consolidated financial statements which are not included in this Annual Report on Form 10-KSB.

	Years ended December 31,
	2001		2000		1999
	(dollar amounts in thousands)
Net sales	$15,476	100.0%	$15,334	100.0%	$14,769	100.0%
Gross profit	6,324	40.9	6,322	41.2	6,318	42.8
Operating expenses:
Selling	2,742	17.7	2,530	16.5	2,315	15.7
General and administrative	2,114	13.7	1,948	12.7	1,670	11.3
Research and development	1,383	8.9	1,366	8.9	1,307	8.9
Amortization	215	1.4	220	1.4	181	1.2
Severance, restructuring costs and abandoned merger costs	451	2.9	38	0.3	—	—
(Loss) income from operations	(581)	3.7	220	1.4	845	5.7
Loss on investment	(50)	0.3	—	—	—	—
Interest expense, net	135	0.9	170	1.1	160	1.1
Provision for income taxes	10	0.1	27	0.2	28	0.2
(Loss) income from continuing operations	(776)	5.0	23	0.1	657	4.4
Gain on disposal of discontinued operations	—	—	248	1.6	—	—
Net (loss) income	(776)	5.0	271	1.7	657	4.4

Net sales.  Net sales increased 0.9% to $15,476,000 in 2001 from $15,334,000 in 2000.  Net sales for the fourth quarter ended December 31, 2001 increased 36% from last year’s comparable period due principally to increased volume of business for existing customers of our food and beverage products.  However, offsetting the fourth quarter sales increase was a decline of 16% in net sales for the nine-month period ended September 30, 2001 compared to last year’s comparable period due principally to the downturn in the flavor and fragrance industry, the general economy and delays in new product launches.  Net sales increased 3.8% to $15,334,000 in 2000 from $14,769,000 in 1999. Net sales during the first nine months of 2000 increased 12.0% from 1999's comparable period due principally to the launching of new food and beverage flavor products, however, for the three-month period ended December 31, 2000 net sales declined by 23.1% compared to 1999's comparable period primarily attributable to the downturn in the flavor and fragrance industry and general economy and, to a lesser extent, delays in new product launches.

Gross profit.  Gross profit in 2001, as a percentage of net sales, of 40.9% was consistent with the gross profit percentage in 2000 of 41.2%.  Gross profit in 2000, as a percentage of net sales, decreased 1.6% to 41.2% on net sales of $15,334,000 in 2000 from 42.8% on net sales of $14,769,000 in 1999 due principally to a lower gross profit margin on a new food flavor product and differences in product mix attributable to a higher concentration of export sales where gross margins are generally lower.

Operating expenses:

Selling expenses.  Selling expenses increased by $212,000, or 8.4%, to $2,742,000 in 2001 from $2,530,000 in 2000 due principally to increases in travel expenses, marketing and media advertising expenses.  Selling expenses increased by $215,000, or 9.3%, to $2,530,000 in 2000 from $2,315,000 in 1999 due principally to the hiring of additional sales personnel.

General and administrative expenses.  General and administrative expenses increased by $166,000, or 8.5%, to $2,114,000 in 2001 from $1,948,000 in 2000 due principally to certain customer bankruptcies and other bad debt write-offs totalling $236,000, partially offset by operating cost reductions relative to our cost reduction program implemented during the fourth quarter of 2001. General and administrative expenses increased by $278,000, or 16.7%, to $1,948,000 in 2000 from $1,670,000 in 1999 due principally to increases in professional and investor relations fees and related activities, new listing fees on the American Stock Exchange, the hiring of our new President (who was terminated in the fourth quarter of 2001), and to a lesser extent, a 3% general wage increase.

Research and development expenses.  Research and development expenses increased by $17,000, or 1.2%, to $1,383,000 in 2001 from $1,366,000 in 2000 due principally to an increase in outside contract services.  Research and development expenses increased by $59,000, or 4.5%, to $1,366,000 in 2000 from $1,307,000 in 1999 due principally to an increase in outside contract services and the hiring of an additional laboratory technician.

Amortization expense.  Amortization expense of $215,000 in 2001 was comparable to last year’s expense of $220,000.  Amortization expense increased by $39,000, or 21.5%, to $220,000 in 2000 from $181,000 in 1999 due principally to the increase in deferred financing costs associated with our 1999 revolving credit facility which we entered into in June 1999.

Severance, restructuring costs and abandoned merger costs.  During the fourth quarter of 2001, we implemented a company-wide cost reduction and restructuring program which resulted in the elimination of our President, Controller and other personnel and the reduction of certain other operating costs.  Severance costs relative to such terminations amounted to $281,000. In addition, we incurred $170,000 of costs associated with an abandoned merger opportunity.  During 2000, we incurred $38,000 of costs associated with our evaluation of a potential strategic business opportunity.

Total operating expenses.  Total operating expenses increased by $803,000, or 13.2%, to $6,905,000 in 2001 from $6,102,000 in 2000 as a result of the factors described above.  Without giving effect to the write-offs of severance, restructuring costs, abandoned merger costs and bad debts aggregating $687,000 in 2001 and such costs aggregating $46,000 in 2000, total operating expenses increased by $162,000, or 2.7%, in 2001.  Total operating expenses increased by $629,000, or 11.5%, to $6,102,000 in 2000 from $5,473,000 in 1999 as a result of the factors described above.

Loss on investment.  In 2001, the Company wrote-off an investment of $50,000 which was determined not recoverable.  No such investment losses occurred in prior years.

Interest expense, net.  Interest expense, net decreased by $35,000, or 20.6%, to $135,000 in 2001 from $170,000 in 2000 due principally to lower levels of borrowings under our 1999 credit facility and lower interest rates in 2001.  Interest expense, net increased by $10,000, or 6.3%, to $170,000 in 2000 from $160,000 in 1999 due principally to higher interest rates on outstanding borrowings in 2000.

Provision for income taxes.  Provision for income taxes principally represents state franchise taxes and Federal alternative minimum tax.  There were no Federal income tax provisions in 2001 and 2000 since we had available net operating loss carryforwards.

Gain on disposal of discontinued operations.  In 2000, we recorded a gain of $248,000 representing $261,000 of cash received from escrowed funds net of $13,000 of related income taxes which became available to us in connection with the disposal of discontinued operations in 1998.  There was no income or loss from discontinued operations in 2001 or 1999.

Net (loss) income.  Net loss for 2001 was $776,000 (including severance, restructuring costs, abandoned merger costs and bad debts aggregating $687,000 as described above) as compared to net income for 2000 of $271,000 (including the one-time gain of $248,000 as described above) and net income of $657,000 for 1999.

Foreign Operations

Approximately 5% and 6% of our net sales for the years ended December 31, 2001 and 2000, respectively, were derived from sales denominated in foreign currencies, principally in Canada.  The effect of foreign currency exchange rate fluctuations on such sales is largely offset to the extent expenses of our international operations are incurred and paid for in the same currencies as those of our sales.

Export Sales

For the years ended December 31, 2001 and 2000, export sales were approximately 26% and 28%, respectively, of total net sales. Our export sales are made to entities located primarily in Canada and Central and South America.  Receivables from such foreign sales at December 31, 2001 and 2000 amounted to approximately 37% and 42%, respectively, of total accounts receivable.

Critical Accounting Policies

General:  Our discussion and analysis of the Company’s financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories and intangible assets.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The Company considers certain accounting policies related to the valuation of inventories, the allowance for doubtful accounts and the impairment of intangible assets to be critical policies due to the estimation processes involved in each.

Inventory Valuation:  Inventories are stated at the lower of cost (first-in, first-out method) or market.  We evaluate the need to record adjustments for impairment of inventory on a quarterly basis.  Obsolete inventory or inventory in excess of management’s estimated usage requirements is written-down to its estimated market value, if less than its cost.  Inherent in the estimates of market value are management’s estimates related to our future manufacturing schedules, customer demand, and possible alternative uses and ultimate realization of excess inventory.

Allowance for Doubtful Accounts:  We evaluate the need to record adjustments to the allowance for doubtful accounts on a quarterly basis.  We make estimates of the recoverability of accounts receivable based on customer specific factors as well as our past experience.

Intangible Asset Impairment:  In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  If it is determined that impairment indicators are present and that the assets will not be fully recoverable, their carrying values are reduced to estimated fair value.  Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset, and a material decrease in the fair value of some or all of the assets.  Changes in strategy and/or market conditions could significantly impact these assumptions, and thus we may be required to record impairment charges for these assets.  The Company will adopt SFAS No. 142 effective January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company ‘s consolidated financial position or results of operations.

Liquidity And Capital Resources

Historically, our financing needs have been met through the issuance of equity and debt securities and commercial bank loans. In June 1999, we entered into a Loan and Security Agreement with a lender which provided for a three year $3,000,000 revolving credit facility.  We call this revolving credit facility the 1999 Credit Facility.  Outstanding borrowings under the 1999 Credit Facility for years 2001 and 2000 bore interest at a rate equal to a prime lending rate plus one-quarter of a percentage point, and is subject to certain adjustments based upon our financial performance.  Borrowings under the 1999 Credit Facility are subject to certain eligibility requirements relating to our receivables and inventories and the discretion of the lender.  Outstanding borrowings are secured by substantially all of our assets, including our product formulations.  We must comply with certain financial and other covenants contained in the Loan and Security Agreement including maintaining tangible net worth of at least $1,750,000, achieving not less than 75% of our projected pre-tax income for the upcoming year, and incurring expenditures for capital assets of not more than $450,000 for the year.  For the year ended December 31, 2001, our financial covenant relative to the attainment of projected pre-tax income was amended under the 1999 Credit Facility to require us to attain for 2001 at least $1.00 of adjusted cash flow, as defined, excluding any write-offs relative to severance and restructuring costs and other charges as described above.  We were in compliance with the covenant, as amended.

Our subsidiaries have guaranteed our obligations under the 1999 and 2002 Credit Facilities.  At December 31, 2001, we had borrowings of approximately $1,115,000 under the 1999 Credit Facility, and $1,885,000 was available for additional borrowings in accordance with the terms of the 1999 Credit Facility.  The outstanding borrowings under the 1999 Credit Facility at December 31, 2001 was classified as a current liability.  At that date, outstanding borrowings bore interest at 5.0% per annum.

On January 14, 2002, we purchased the facility (which we had previously leased) for $1,500,000, transferred it to the Town of Babylon Industrial Development Agency, and then leased the facility from such agency for a term which expires on December 1, 2021.  Upon expiration of the lease term, we are entitled to repurchase the facility for a nominal sum.  The purchase was financed through the issuance of Town of Babylon Industrial Development Agency Variable Rate Revenue Bonds (“IDA Bonds”).  The principal amount of the bonds, $2,200,000, was used to finance the purchase of the building plus closing costs and future expenditures for building improvements and capital equipment.  The financing is structured as a monthly variable rate demand revenue bond secured by a letter of credit with Wells Fargo Bank NA.  The initial month’s interest rate is 3.875% per annum.  The bond’s interest rate is reset monthly based on market conditions and matures in January 2022.

At December 31, 2001, working capital decreased by $653,000, or 19.0%, to $2,782,000 from $3,435,000 at December 31, 2000.

At December 31, 2001, our contractual cash obligations and commitments relating to our debt obligations and lease payments are as follows:

Contractual Obligations	Less than 1-year	1-3 years	4-5 years	Total
Operating leases	$87,746	$127,245	$8,200	$223,191
Capital leases	83,882	220,426	27,595	331,903
Total	$171,628	$347,671	$35,795	$555,094

We believe that the existing cash balances together with cash generated from operations and amounts available under the 2002 Credit Facility will be sufficient to meet our projected working capital and other cash flow requirements for the foreseeable future.

ITEM 7                   FINANCIAL STATEMENTS

Our audited consolidated financial statements for the years ended December 31, 2001 and 2000 begin on page F–1 of this Annual Report on Form 10–KSB.

ITEM 8                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

                AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9                   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Concerning our Board of Directors and Executive Officers

The following table sets forth certain information, as of March 15, 2002, concerning our directors and executive officers:

Name	Age	Positions with the Company
Philip Rosner	66	Chairman of the Board of Directors and Chief Executive Officer
A. Gary Frumberg	68	Director and Executive Vice President
Joseph A. Gemmo	56	Vice President, Chief Financial Officer, Secretary and Treasurer
Ronald J. Dintemann	58	Vice President Operations
Harvey Farber	61	Senior Vice President-Flavor Division
Sean Deson	38	Director
Werner F. Hiller	65	Director
Irwin D. Simon	43	Director

The business experience of each of the persons listed above for at least the last five years is as follows:

Philip Rosner has been the Chairman of the Board of Directors, President and Chief Executive Officer of our company from its inception 1989 to August 2000 and Chairman and Chief Executive Officer since August 2000. Mr. Rosner has been engaged in the flavor and fragrance industry for over 48 years. Prior to 1989, Mr. Rosner was the President of Globe Extracts, Inc. and for 15 years before that, was President of Felton Worldwide, Inc., both of which produced and marketed flavors and fragrances.

A. Gary Frumberg has been a Director and an Executive Vice President of our company since 1989. Prior to 1989, Mr. Frumberg served as Vice President–International Sales of Felton Worldwide, Inc.

Joseph A. Gemmo has been Vice President and Chief Financial Officer of our company since August 1996 and  Secretary and Treasurer since June 1998.  From January 1994 to April 1996, Mr. Gemmo was the Chief Financial Officer of Bio–Botanica, Inc., a developer and manufacturer of herbal extracts.  From 1989 to 1994, Mr. Gemmo was Chief Financial Officer of General Aerospace Materials Corp.

Ronald J. Dintemann has been Vice President–Operations of our company since 1989 after serving as Vice President–Operations of Globe Extracts, Inc. for two years.

                Harvey Farber has been Senior Vice President–Flavor Division of our company since October 1997.   From October 1995 through October 1997, Mr. Farber was Senior Vice President-Flavor Development of our company. Before Mr. Farber  joined our company, he was the Vice President–Flavor Development at J. Manheimer Inc. for 12 years.

Sean Deson has been a Director of our company since June 1998.  Mr. Deson is currently the Managing Partner of Deson & Co., a private equity investment firm.  Prior thereto, Mr. Deson was a Senior Vice President in the Investment Banking Division of Donaldson, Lufkin & Jenrette Securities Corporation, or DLJ.  Mr. Deson served in various capacities at DLJ since 1990, primarily as an advisor, financier and investor.  Mr. Deson also serves as a member of the Board of Directors of Volant Technologies, SystemsFusion, Inc., ActiveWorlds, Inc., Fastxchange and Liquidxs.

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

Audit Committee.  The Audit Committee recommends to the Board of Directors the firm to be selected each year as independent auditors of our financial statements and to perform services related to such audit. The Audit Committee also has responsibility for:

•       reviewing the scope and results of the audit with the independent auditors,

•       reviewing our financial condition and results of operations with management,

•       considering the adequacy of the internal accounting, bookkeeping and control procedures, and

•       reviewing any non–audit services and special engagements to be performed by the independent auditors and considering the effect of such performance on the auditors’ independence.

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

Statement of Corporate Governance Practices

Our Common Stock is listed on the Toronto Stock Exchange. The by–laws of the TSE require listed companies to disclose their approach to corporate governance on an annual basis and within the context of certain guidelines proposed in the December 1994 report issued by The Toronto Stock Exchange Committee on Corporate Governance in Canada (the “TSE Report”). The report focuses on the importance of each company addressing the governance issue in its own context and the receipt by the company’s stockholders of an explanation for each company’s approach to governance. There is no requirement for us to comply with the guidelines in the TSE Report, and the report itself recognizes that each company should have the flexibility to develop its own approach to corporate governance.

Of particular significance is the fact that we are organized under the laws of the State of Delaware, and therefore subject to that State’s laws and principles of corporate governance. We are of the opinion that our approach to corporate governance is in compliance in all material respects with Delaware law and the principles of the TSE Report.

Unrelated Directors

Much of the discussion in the TSE Report focuses on the composition of a company’s board of directors and, in particular, the number of “unrelated directors.” In the TSE Report, an “unrelated director” is a director who is free from any interest and any business or other relationship which could, or could reasonably be perceived to, materially interfere with that director’s ability to act with a view to the best interests of the company, other than an interest arising from such director’s status as a stockholder. The TSE Report also focuses on the importance of having an appropriate portion of the board of directors which is free from any interest or relationship with a “significant shareholder” of the company (i.e., a shareholder controlling more than 50% of a company’s common stock). We do not have a “significant shareholder” within the meaning of the TSE Report.

We believe that three of our five directors (i.e., Messrs. Deson, Hiller and Simon) are “unrelated” within the meaning of the TSE Report.  We believe that the number of unrelated directors is appropriate for the effective operations of the company.

The Board of Directors has no formal policy setting out which specific matters must be brought by the Chief Executive Officer or management to the Board of Directors for approval, although generally all material transactions are presented by management for approval by the Board of Directors.

Response to Stockholders

Management is available to stockholders to respond to questions and concerns. The Board of Directors believes that management is generally responsive to the inquiries of  stockholders and others interested in our company.

Expectations of Management

The Board of Directors works closely with members of management. The Board’s  access to information relating to our operations,  through membership on the Board of several key members of management and, as necessary, attendance by other members of management at the request of the Board, are important elements to the effective and informed functioning of the Board of Directors.

The Board of Directors expects our management to take the initiative in identifying opportunities and risks affecting our business and finding means to deal with such opportunities and risks for the benefit of our stockholders.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our Common Stock (collectively, the “Reporting Persons”) file with the Securities and Exchange Commission (the “Commission”) (and, if such security is listed on a national securities exchange, with such exchange) various reports as to their ownership of and activities relating to such Common Stock.  Such Reporting Persons are required by Commission regulations to furnish us with copies of all Section 16 (a) reports they file.  Based solely upon a review of copies of Section 16(a) reports and representations received by us from Reporting Persons, and without conducting any independent investigation of our own, in 2001, all Forms 3, 4 and 5 were timely filed with the Commission by such Reporting Person except that Messrs. Rosner, Frumberg and Gemmo failed to timely report one transaction on Form 4.

ITEM 10                EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate compensation paid to or earned by our Chairman of the Board and Chief Executive Officer and the other four most highly compensated executive officers of our company (other than the Chairman of the Board and Chief Executive Officer) whose total annual salaries and bonuses exceeded $100,000 for the year ended December 31, 2001 (the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

	Annual Compensation :				Awards Securities Underlying Options/SARs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation (1)
Philip Rosner	2001	$231,750	$4,457	$8,424	200,000(2)
Chairman of the Board and Chief Executive Officer	2000	231,750	13,111	8,424	—
	1999	225,000	4,327	10,923	100,000(3)

A. Gary Frumberg	2001	214,240	4,120	10,692	150,000(4)
Director and Executive Vice President	2000	214,240	12,120	10,692	—
	1999	208,000	4,000	13,089	100,000(3)

Harvey Farber	2001	160,500	3,202	3,437	—
Senior Vice President-Flavor Division	2000	160,500	8,971	3,437	—
	1999	150,000	2,885	3,544	20,000(5)

Ronald J. Dintemann	2001	144,612	2,781	12,329	—
Vice President-Operations	2000	144,612	8,181	12,329	—
	1999	140,400	2,700	12,345	20,000(5)

Joseph A. Gemmo Vice	2001	139,256	2,678	6,313	50,000(6)
President, Chief Financial Officer, Secretary and Treasurer	2000	139,256	7,878	6,313	—
	1999	135,200	2,600	6,541	20,000(5)

(1)           Represents expenses in connection with the personal use of company automobiles and life insurance policies on the life of such executive.

(2)           Represents five-year stock options to purchase 100,000 shares of our Common Stock granted in May 2001 under our 1999 Stock Option Plan at an exercise price of $1.10 per share and 100,000 shares of our Common Stock granted in October 2001 under our 1999 Stock Option Plan at an exercise price of $.88 per share.

(3)           Represents five-year stock options to purchase 100,000 shares of our Common Stock granted in June 1999 under our 1999 Stock Option Plan at an exercise price of $1.62 per share.

(4)           Represents five-year stock options to purchase 50,000 shares of our Common Stock granted in May 2001 under our 1999 Stock Option Plan at an exercise price of $1.10 per share and 100,000 shares of our Common Stock granted in October 2001 under our 1999 Stock Option Plan at an exercise price of $.88 per share.

(5)           Represents ten-year stock options to purchase 20,000 shares of our Common Stock granted in April 1999 under our 1993 Stock Option Plan at an exercise price of $.875 per share.

(6)           Represents ten-year stock options to purchase 50,000 shares of our Common Stock granted in May 2001 under our 1996 Stock Option Plan at an exercise price of $1.00 per share.

Stock Option Grants in 2001

The following table sets forth certain information concerning individual stock option grants during the year ended December 31, 2001 to the Named Executive Officers.

Name	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date
Philip Rosner	200,000	44.4%	$.88 and $1.10	5/30/06 and 10/16/06
A. Gary Frumberg	150,000	33.3	.88 and 1.10	5/30/06 and 10/16/06
Joseph A. Gemmo	50,000	11.1	1.00	5/30/11

Aggregate Stock Option Exercises in 2001 and 2001 Year–End Stock Option Values

The following table provides certain information concerning each exercise of stock options during the year ended December 31, 2001 by each of the Named Executive Officers and the year-end value of unexercised stock options.  The stock options listed below were granted without tandem stock appreciation rights.  We have no freestanding stock appreciation rights outstanding.

Name	Number of Shares Acquired on Exercise	Value Realized ($)	Number of Unexercised Options at December 31, 2001 Exercisable/Unexercisable	Number of Unexercised In-the-Money Options at December 31, 2001Exercisable/Unexercisable (1)
Philip Rosner	—	—	66,667/233,333	$0/42,000
A. Gary Frumberg	—	—	66,667/183,333	0/37,000
Harvey Farber	—	—	68,000/12,000	3,100/3,900
Ronald J. Dintemann	—	—	103,000/17,000	49,100/3,900
Joseph A. Gemmo	—	—	158,000/62,000	2,600/13,900

(1) Value of unexercised “in-the-money” options is equal to the difference between the closing per share price of our Common Stock on the AMEX at December 31, 2001 ($1.20) and the option exercise price per share multiplied by the number of shares subject to options.

Employment Agreements

In October 1995, we entered into a five-year employment agreement with Mr. Rosner which provides that he will serve as the Chief Executive Officer of our company.  The agreement provides for an annual base salary (adjustable in accordance with the Consumer Price Index) of $235,000.  Effective January 1, 1998, we increased Mr. Rosner’s annual base salary to $244,400 per year.  Effective May 1, 1998, Mr. Rosner voluntarily reduced his annual salary from $244,400 to $200,000 for the remainder of 1998.  Effective January 1, 1999 and January 1, 2000, Mr. Rosner’s annual base salary was increased to $225,000 and $231,750, respectively.  In October 2000 and October 2001, the agreement was automatically extended for an additional one-year term, and contains, among other things, customary termination and confidentiality provisions.

In October 1995, we entered into a five-year employment agreement with Mr. Frumberg which provides that he will serve as Executive Vice President of our company.  The agreement provides for an annual base salary (adjustable in accordance with the Consumer Price Index) of $200,000.  Effective January 1, 2000, we increased Mr. Frumberg’s annual base salary to $214,240.  In October 2000 and October 2001 the agreement was automatically extended for an additional one-year term, and contains, among other things, customary termination and confidentiality provisions.

In January 1996, we entered into a five-year employment agreement with Ronald J. Dintemann to serve as Vice President-Operations of our company.  Pursuant to his employment agreement, Mr. Dintemann is entitled to receive an annual base salary (adjustable in accordance with the Consumer Price Index) of $135,000.  Effective January 1,2000 we increased Mr. Dintemann’s annual base salary to $144,612.  In January 2001 and January 2002, Mr. Dintemann’s employment agreement was extended for an additional one-year term, and contains, among other things, customary termination and confidentiality provisions.

In August 1996, we entered into a three-year employment agreement with Joseph A. Gemmo to serve as Vice President and Chief Financial Officer of our company.  Pursuant to his employment agreement, Mr. Gemmo is entitled to receive an initial annual base salary of $115,000.  Effective August 1997, we increased Mr. Gemmo’s annual base salary to $130,000.  Effective January 1, 2000, we increased Mr. Gemmo’s annual base salary to $139,256.  In August 1999, Mr. Gemmo’s employment agreement was renewed for an additional three-year term.

On October 5, 2001, we eliminated the position of the President and Chief Operating Officer and in connection therewith, we terminated the employment of Joseph Raimondo who had served in that position.  We entered into a termination and severance agreement with Mr. Raimondo which provided, among other things, for the continuance of his base salary and benefits for a six-month period through April 5, 2002.  In the event employment had not been obtained as of that date, his base salary and benefits would continue for up to an additional six-month period unless new employment is obtained earlier, in which event our additional salary and benefits payment obligation would cease.

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

As of March 15, 2002, options to purchase an aggregate of 416,000 shares of our Common Stock were outstanding under the 1993 Stock Option Plan.

1996 and 1999 Stock Option Plans

In October 1996, our then existing Board of Directors adopted, and the stockholders approved, the 1996 Stock Option Plan. In May 1999, our Board of Directors adopted, and in June 1999, the stockholders approved, the 1999 Stock Option Plan.

The maximum number of shares of our Common Stock that may be subject to options under each of  the 1996 and 1999 Stock Option Plans may not exceed an aggregate of 1,000,000 shares. This number  may be adjusted in certain events, such as a stock split, reorganization or recapitalization. Our employees (including officers and directors who are employees) and employees of our company’s subsidiaries are eligible for the grant of incentive options under the 1996 and 1999 Stock Option Plans. Directors who are not employees are not eligible to receive incentive stock options, but may receive non-qualified options. Options may also be granted to other persons, provided that such options are non–qualified options. In the event of incentive options, the aggregate fair market value of our Common Stock with respect to which such options become first exercisable by the holder during any calendar year cannot exceed $100,000. This limit does not apply to non–qualified options. To the extent an option that otherwise would be an incentive option exceeds this $100,000 threshold, it will be treated as a non–qualified option.

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

As of March 15, 2002, options to purchase an aggregate of 969,629 and 900,000 shares of our Common Stock were outstanding under the 1996 and 1999 Stock Option Plans, respectively, and an aggregate of 104,288 shares were reserved for the future issuance of stock options.

Management Incentive Plan

                In 2000, we adopted a management incentive plan for corporate officers and key management employees for the purpose of awarding cash and stock bonuses based on the achievement of certain predetermined goals.  These goals are established for each participant in the plan and are set by our Compensation Committee prior to the beginning of the year. These goals are based on a participant’s performance and may relate to a variety of factors reflecting our objectives and performance and a participant’s ability to contribute to the overall success of our company within the context of the purposes of the plan, our business plan and the aspects of our business which the participant’s duties involve.

Bonuses awarded pursuant to the plan are based on a percentage of each participant’s base salary and the overall performance of our company during the year. However, the amount of any award to a participant for any year shall not exceed 50% of the participant’s base salary, in the case of a participant who is a corporate officer of our Company, or 25% of base salary, in the case of a participant who is a key management employee. Further, if the aggregate amount of all awards under the plan exceeds 10% of our net income for a particular year, each award shall be proportionately reduced so that the aggregate amount of all such awards does not exceed 10% of our net income for the year.

Such goals were not met during 2001 and 2000 and, accordingly, no bonuses were awarded under this plan.

ITEM 11                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 15, 2002 regarding the beneficial ownership of our Common Stock by (a) each person known by us to own beneficially more than 5% of our Common Stock, (b) each of our directors, (c) each of our Named Executive Officers, and (d) all of our executive officers and directors as a group (8 persons):

Name	Number of Shares Beneficially Owned (1)		Percentage Beneficially Owned
Philip Rosner (2)	2,163,676	(3)(4)	16.6%
A. Gary Frumberg (2)	1,351,341	(5)	10.3%
Richard R. Higgins	750,000		5.8%
Sean Deson (2)	230,898	(6)(7)	1.7%
Werner F. Hiller (2)	209,751	(6)(8)(9)	1.6%
Irwin D. Simon (2)	160,000	(6)(8)	1.2%
Ronald J. Dintemann (2)	126,111	(10)	(* )
Harvey F. Farber (2)	84,600	(11)	(* )
Joseph A. Gemmo (2)	164,100	(12)	1.3%
All directors and executive officers as a group (8 persons)	4,490,477		32.0%

(*)           Less than 1%

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

(2)           The business address of each of Messrs. Rosner, Frumberg, Dintemann, Farber and Gemmo is c/o Technology Flavors & Fragrances, Inc., 10 Edison Street East, Amityville, New York 11701.  The business address of Mr. Deson is c/o Deson & Co., 112 Baypoint Drive,  San Raphael, CA 94901.  The business address of Mr. Hiller is 248 Locha Drive, Jupiter, Fl 33458. The business address of Mr. Simon is c/o The Hain Celestial Group, Inc., 58 South Service Road, Melville, NY 11747.

(3)           Includes five-year options to purchase an aggregate of 66,667 shares of our Common Stock granted to Mr. Rosner in June 1999, May 2001 and October 2001 which are fully vested and excludes options to purchase 233,333 shares of our Common Stock that have not yet vested.  Of such unvested options, options to purchase 100,000 shares will vest in 2002, options to purchase 66,667 shares will vest in 2003, and options to purchase 66,666 shares will vest in 2004.

(4)           Includes 36,438 shares of our Common Stock owned by Mr. Rosner’s wife. Mr. Rosner disclaims beneficial ownership of the shares owned by his wife.

(5)           Includes five-year options to purchase an aggregate of 66,667 shares of our Common Stock granted to Mr. Frumberg in June 1999, May 2001 and October 2001 which are fully vested and excludes options to purchase 183,333 shares of our Common Stock that have not yet vested.  Of such unvested options, options to purchase 83,333 shares will vest in 2002, and options to purchase 50,000 shares will vest in each of 2003 and 2004.

(6)           Includes ten-year options to purchase 100,000 shares of our Common Stock granted to each of Messrs. Deson, Hiller and Simon in June 1999 which are fully vested.

(7)           Includes ten-year options to purchase 120,000 shares of our Common Stock granted to Mr. Deson in June 1998 and an aggregate of 10,898 shares granted in 1999 which are fully vested and excludes options to purchase 80,000 shares of our Common Stock that have not yet vested.  Of such unvested options, options to purchase 40,000 shares will vest in each of 2002 through 2003.

(8)           Includes ten-year options to purchase 60,000 shares of our Common Stock granted to each of Messrs. Hiller and Simon in January 1998 which are fully vested and excludes options to purchase 40,000 shares of our Common Stock that have not yet vested .  Of such unvested options, options to purchase 20,000 shares will vest to each of Messrs. Hiller and Simon in each of 2002 and 2003.

(9)           Includes ten-year options to purchase 6,731 shares of our Common Stock granted to Mr. Hiller in April 1999 which are fully vested.

(10)         Includes ten–year options to purchase an aggregate of 107,000 shares of our Common Stock granted to Mr. Dintemann in April 1994, June 1997 and April 1999 which are fully vested and excludes options to purchase 13,000 shares that have not yet vested.  Of such unvested options,  options to purchase 5,000 shares will vest in 2002, and options to purchase 4,000 shares will vest in each of 2003 and 2004.

(11)         Includes ten-year options to purchase an aggregate of 72,000 shares of our Common Stock granted to Mr. Farber in January 1996, February 1997 and April 1999 which are fully vested and excludes options to purchase 8,000 shares that have not yet vested. Of such unvested options, options to purchase 4,000 shares will vest in each of 2003 and 2004.

(12)         Includes ten-year options to purchase an aggregate of 162,000 shares of our Common Stock granted to Mr. Gemmo in February 1997, December 1997, April 1999 and May 2001 which are fully vested and excludes options to purchase 58,000 shares that have not yet vested. Of such unvested options, options to purchase 16,667 shares will vest in 2002, and options to purchase 20,667 shares will vest in 2003 and options to purchase 20,666 shares will vest in 2004.

ITEM 12                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October 1999, we began selling flavor products to The Hain Food Group, Inc., which changed its name to The Hain Celestial Group, Inc. (“Hain”) in May 2000.  Irwin D. Simon, a director of our company, is the Chairman, President and Chief Executive Officer of Hain.  Our sales to Hain totaled approximately $536,000 for 2001 and $594,000 for 2000.  We believe such sales were made at arms-length and at competitive prices.

During 2001, we engaged Deson & Co., an entity wholly owned by Sean Deson, a Director of our Company, to render certain advisory and consulting services to the Company in connection with the evaluation of a potential merger opportunity.  In connection with those services, Deson & Co. was paid a fee of $25,000.

The following table sets forth certain information regarding loans made by us to our directors and executive officers which were outstanding as of December 31, 2001.   The notes bore interest based at a bank’s prime rate through December 31, 2000.  On January 23, 2001, the notes were amended to change the maturity date from March 15, 2002 to April 1, 2002, and the interest component on the principal balance of the loans was eliminated effective January 1, 2001.  On March 1, 2001, the installment due on April 1, 2001 with respect to Mr. Frumberg’s note was extended to June 1, 2001 at which time Mr. Frumberg surrendered to us 20,000 shares of our Common Stock owned by him which resulted in a partial repayment of his outstanding loan to us of  $21,400.  In March 2002, the notes were further amended to change the final installment date from April 1, 2002 to two equal annual installments on April 1, 2003 and April 1, 2004.  As of March 15, 2002, the aggregate indebtedness owed to us under these loans was $103,625, including accrued interest through December 31, 2000.  These loans are secured by shares of our Common Stock that are owned by Messrs. Rosner and Frumberg.

Table of Indebtedness of Directors

and Executive Officers of Company

Name and Principal Position	Involvement of Issuer	Amount Outstanding as of December 31, 2001(1)	Amount Outstanding as of March 15, 2002(1)
Philip Rosner, Chairman of the Board and Chief Executive Officer	Lender	$77,153	$77,153
A.Gary Frumberg, Director and Executive Vice President	Lender	26,482	26,482

(1)  Includes accrued interest through December 31, 2000.

Transactions with Related Parties

In 2001 and 2000, we sold fragrance products to Scent-A-Vision, Inc., a company owned by Ms. Sharon Christie who is the spouse of Mr. Philip Rosner, our Chairman and Chief Executive Officer.  Our sales to Scent-A-Vision for years 2001 and 2000 were approximately $94,000 and $64,000, respectively, which we believe were competitive with other available sources for such fragrance products.

ITEM 13                EXHIBITS AND REPORTS ON FORM 8–K.

(a) The exhibits listed below are filed as part of this Annual Report on Form 10–KSB.

Exhibit Number	Document
3.1	Certificate of Incorporation and By-Laws (A).
4.1	Form of Certificate Representing Share of Common Stock (A).
10.2	1993 Stock Option Plan (A).
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

10.13

Agreement of Purchase and Sale, dated as of November 16, 2001, between us and First Industrial, L.P. (filed as Exhibit 2.1 to form 8-K, Current Report of our company, filed with the Commission on January 15, 2002).

10.14

Lease Agreement, dated as of January 1, 2002, between us and Town of Babylon Industrial Development Agency (filed as Exhibit 10.2 to Form 8-K, Current Report of our company, filed with the Commission on January 15, 2002).

10.15

Reimbursement Agreement, dated as of January 1, 2002, between us and Wells Fargo Bank, Inc. (filed as Exhibit 10.3 to Form 8-K, Current Report of our company, filed with the Commission on January 15, 2002).

10.16

Irrevocable Letter of Credit, dated January 15, 2002, issued by Wells Fargo Bank, National Association, in favor of the Bank of New York (filed as Exhibit 10.4 to Form 8-K, Current Report of our company, filed with the Commission on January 15, 2002).

10.17

Guaranty Agreement dated as of January 1, 2002 from us to Wells Fargo Credit, Inc., Wells Fargo Bank, National Association and the Bank of New York (filed as Exhibit 10.5 to Form 8-K, Current Report of our company, filed with the Commission on January 15, 2002).

10.18

Mortgage, Security Agreement, Fixture Filing and Assignment of Leases and Rents, dated as of January 1, 2002, from us and Town of Babylon Industrial Development Agency to Wells Fargo Credit, Inc. (filed as Exhibit 10.6 to Form 8-K, Current Report of our company, filed with the Commission on January 15, 2002).

10.19

Indenture of Trust dated as of January 1, 2002, from Town of Babylon Industrial Development Agency to the Bank of New York (filed as Exhibit 10.7 to Form 8-K, Current Report of our company, filed with the Commission on January 15, 2002).

10.20	Press release dated January 24, 2002 (filed as Exhibit 99.1 to Form 8-K, Current Report of our company, filed with the Commission on January 15, 2002).
21.1	Subsidiaries (filed as Exhibit 21.1 to Form 10-KSB, Annual Report of our company for the year ended December 31, 2000 and incorporated herein by reference).
*23.1	Consent of Ernst & Young LLP.

(A) Incorporated by reference to our Registration Statement on Form 10–SB (File No. 0–26682) filed with the Commission on August 28, 1995.

* Filed in this Annual Report on Form 10-KSB.

(b) Reports on Form 8–K.

Letter of Intent, dated November 19, 2001, between us and Belmay Holding Corp. with respect to a proposed merger.

SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, we have caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY FLAVORS & FRAGRANCES, INC.
Dated: March 27, 2002	By:	/s/ JOSEPH A. GEMMO
Joseph A. Gemmo
Vice President and Chief Financial Officer

                In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILIP ROSNER	Chairman of the Board, Chief Executive Officer and	March 27, 2002
Philip Rosner	Director (Principal Executive Officer)

/s/ A.GARY FRUMBERG	Executive Vice President and Director	March 27, 2002
A. Gary Frumberg

/s/ JOSEPH A. GEMMO	Vice President, Chief Financial Officer, Secretary and	March 27, 2002
Joseph A. Gemmo	Treasurer (Principal Financial and Accounting Officer)

/s/ SEAN DESON	Director	March 27, 2002
Sean Deson

/s/ WERNER F. HILLER	Director	March 27, 2002
Werner F. Hiller

/s/ IRWIN D. SIMON	Director	March 27, 2002
Irwin D. Simon

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of

Technology Flavors & Fragrances, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Technology Flavors & Fragrances, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Technology Flavors & Fragrances, Inc. and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Melville, New York
March 19, 2002

Technology Flavors & Fragrances, Inc.

Consolidated  Balance Sheets

	At December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$260,010	$195,387
Receivables, (less allowance for doubtful accounts of $265,000 in 2001 and $103,000 in 2000) (Note 3)	3,030,667	2,953,620
Inventories (Note 4)	2,979,015	2,829,974
Prepaid expenses and other current assets	133,617	92,750
Total current assets	6,403,309	6,071,731
Fixed assets, net (Note 5)	678,854	547,441
Intangible assets, net (Note 6)	608,080	770,235
Other assets	158,768	145,346
Notes receivable from related parties (Note 7)	103,635	125,035
Total assets	$7,952,646	$7,659,788
LIABILITIES
Current liabilities:
Accounts payable	$1,946,085	$1,180,905
Accrued expenses	502,463	77,053
Revolving credit facility (Note 8)	1,115,199	1,340,499
Current portion of capital lease obligations (Note 12)	57,175	22,066
Total current liabilities	3,620,922	2,620,523
Capital lease obligations (Note 12)	211,068	58,107
Deferred credits	65,487	71,447
	3,897,477	2,750,077
Commitments (Note 12)

STOCKHOLDERS' EQUITY
Common stock:
$.01 par value, authorized 20,000,000 shares, issued 13,004,473 and 13,019,348 shares, respectively	130,045	130,193
Paid-in capital	10,357,772	10,363,542
Accumulated deficit	(6,359,609)	(5,584,024)
Foreign currency translation	(73,039)	-
Total stockholders' equity	4,055,169	4,909,711

Total liabilities and stockholders' equity	$7,952,646	$7,659,788

See accompanying notes.

Technology Flavors & Fragrances, Inc.

Consolidated Statements of Operations

	For the years ended December 31,
	2001	2000
Net sales	$15,476,437	$15,333,888
Cost of sales	9,151,922	9,011,486
Gross profit	6,324,515	6,322,402
Operating expenses:
Selling	2,741,525	2,529,733
General and administrative	2,113,846	1,948,112
Research and development	1,383,347	1,365,891
Amortization	215,289	219,886
Severance, restructuring costs and abandoned merger costs (Note 9)	451,015	38,779
Total operating expenses	6,905,022	6,102,401
(Loss) income from operations	(580,507)	220,001
Loss on investment	(50,000)	-
Interest expense, net	(134,755)	(170,010)
(Loss) income before provision for income taxes	(765,262)	49,991
Provision for income taxes	(10,323)	(26,884)
(Loss) income from continuing operations	(775,585)	23,107
Gain on disposal of discontinued operations,
net of income taxes (Note 10)	-	248,370
Net (loss) income	$(775,585)	$271,477
Net (loss) income per common share - basic and diluted:
Continuing operations	$(.06)	$.00
Discontinued operations	-	.02
Net (loss) income per common share - basic and diluted	$(.06)	$.02
Weighted average common shares outstanding	13,011,952	12,607,224

See accompanying notes.

Technology Flavors & Fragrances, Inc.
 Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2001 and 2000

					Foreign Currency Translation		Comprehensive Income (Loss)
	Common Stock		Paid-In Capital	Accumulated Deficit		Total
	Shares	Amount
Balance at December 31, 1999	12,549,223	$125,492	$10,222,544	$(5,855,501)	-	$4,492,535

Exercise of stock options	25,958	259	25,657			25,916

Repurchase of common stock by the Company and retired	(25,833)	(258)	(25,575)			(25,833)

Options issued for consulting services			13,500			13,500

Common stock surrendered by officer in connection with partial repayment of officers loans and retired	(125,000)	(1,250)	(180,300)			(181,550)

Exercise of stock warrants, net of expenses	595,000	5,950	307,716			313,666

Net income				271,477		271,477	271,477

Balance at December 31, 2000	13,019,348	130,193	10,363,542	(5,584,024)	-	4,909,711	$271,477

Common stock surrendered by officer in connection with partial repayment of officer's loans and retired	(20,000)	(200)	(21,200)			(21,400)

Options issued for consulting services			12,500			12,500

Exercise of stock options	5,125	52	2,930			2,982

Foreign currency translation loss					(73,039)	(73,039)	(73,039)

Net loss				(775,585)		(775,585)	(775,585)

Balance at December 31, 2001	13,004,473	$130,045	$10,357,772	$(6,359,609)	$(73,039)	$4,055,169	$(848,624)

See accompanying notes.

Technology Flavors & Fragrances, Inc.
 Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2001	2000
Cash flows from operating activities:
Net (loss) income	$(775,585)	$271,477
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on disposal of discontinued operations	-	(261,370)
Depreciation and amortization	404,296	398,388
Accrued interest on notes receivable	-	(14,484)
Provision for bad debts	236,000	24,232
Deferred rent	(5,960)	12,360
Loss on investment	50,000	-
Stock option grants for consulting services	12,500	13,500
Changes in assets and liabilities:
Accounts receivable	(313,047)	292,719
Inventories	(149,041)	(194,977)
Prepaid expenses and other current assets	(40,867)	(37,755)
Other assets	(98,558)	179,514
Accounts payable	765,180	(384,670)
Accrued expenses	409,052	(224,722)
Net cash provided by operating activities	493,970	74,212
Cash flows from investing activities:
Purchase of fixed assets	(107,906)	(102,157)
Net cash used in investing activities	(107,906)	(102,157)
Cash flows from financing activities:
Proceeds from revolving credit facility	14,845,000	15,330,000
Repayment of revolving credit facility	(15,070,300)	(15,534,108)
Proceeds from exercise of stock options and warrants, net of expenses	2,982	339,582
Repurchase of common stock	-	(25,883)
Payment of capital lease obligations	(42,442)	(40,844)
Net cash (used in) provided by financing activities	(264,760)	68,797
Effect of exchange rate changes on cash	(56,681)	-
Increase in cash	64,623	40,852
Cash-beginning of period	195,387	154,535
Cash-end of year	$260,010	$195,387
Supplemental information:
Cash paid during the year for interest	$136,000	$200,000
Cash paid during the year for income taxes	$84,000	$51,000

Supplemental disclosures of non-cash investing and financing activities:

Equipment acquired under capital lease obligations amounted to $230,512 in 2001 and $46,304 in 2000.

Surrender of Company Common Stock owned by officers as partial paydown of notes receivable amounted to $21,400 in 2001 and $181,550 in 2000.

See accompanying notes.

Technology Flavors & Fragrances, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2001 and 2000

1. Description of Business

Technology Flavors & Fragrances, Inc. (the “Company”, “us”, “we” or “our”) is a manufacturer of flavor and fragrance products used to provide or enhance flavors or fragrances in a wide variety of consumer and industrial products.

2.  Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and our wholly–owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Inventories

Inventories are stated at the lower of cost, determined using the first–in, first–out method, or market. The cost of raw materials is determined using the specific identification method.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales.

Fixed Assets

Machinery and equipment, including assets acquired under capital leases, are recorded at cost and depreciated over their estimated useful lives ranging from 5 to 10 years, using the straight–line method. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the assets. Maintenance and repairs are charged to expense as incurred and renewals and improvements, which extend the life of the assets, are capitalized.

Long-Lived Assets

Amortization of intangible assets is provided using the straight–line method over the estimated useful lives of the assets of seven years. The carrying values of intangible and other long-lived assets are periodically reviewed to determine if any impairment indicators are present.  If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair value.  Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets.  Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups.  No such impairment existed at December 31, 2001.

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

2. Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation

The financial position and results of operations of our subsidiaries are measured using local currency as the functional currency. Balance sheet accounts are translated at the exchange rate in effect at the end of the year, and income statement accounts are translated at the average rate of exchange prevailing during the year.

Earnings Per Share

Basic net (loss) income per share for years 2001 and 2000 was calculated using the weighted average number of shares of common stock outstanding during the year. Diluted net (loss) income per share for 2001 and 2000 was calculated using the weighted average common and common stock equivalents that were outstanding during the year.  The effect of common stock equivalents for 2001 (137,769 shares) was anti-dilutive and for 2000 was not material and, thus, diluted net (loss) income per share for 2001 and 2000 is the same as basic earnings per share.

Revenue Recognition

We recognize revenue when inventory is shipped and title legally transfers to the purchaser.

Advertising Costs

We expense advertising costs as incurred. Advertising costs were approximately $ 39,000 in 2001 and $11,000 in 2000.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Cash and cash equivalents, notes receivable and long–term debt are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. We estimate the fair value of our fixed rate note receivable and long–term debt by using a discounted cash flow analysis.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets.  Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.  The Company will adopt Statement 142 effective January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company’s consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business.  Statement 144 is effective for fiscal years beginning after December 15, 2001.  The Company will adopt Statement 144 effective January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company’s consolidated financial position or results of operations.

3. Receivables

	December 31, 2001	December 31, 2000
Trade	$2,899,059	$2,749,735
Alcohol drawbacks	113,781	177,827
Other	17,827	26,058
	$3,030,667	$2,953,620

Included within trade receivables at December 31, 2001 and 2000 is an amount due from a party related to our executive and principal shareholder in the amount of approximately $114,000 and $215,000, respectively.

4.     Inventories

	December 31, 2001	December 31, 2000
Raw materials	$1,744,928	$1,582,272
Finished goods	1,234,087	1,247,702
	$2,979,015	$2,829,974

5.     Fixed Assets

	December 31, 2001	December 31, 2000
Machinery and equipment	$1,456,987	$1,269,051
Leasehold improvements	713,565	686,773
Furniture and fixtures	668,051	544,361
	2,838,603	2,500,185
Less: accumulated depreciation and amortization	(2,159,749)	(1,952,744)
	$678,854	$547,441

Depreciation and amortization expense relating to fixed assets for the years ended December 31, 2001 and 2000 was approximately $207,000 and $179,000, respectively.

6.     Intangible Assets

	December 31, 2001	December 31, 2000
Formulations	$1,048,979	$1,048,979
Customer lists	86,105	86,105
	1,135,084	1,135,084
Less: accumulated amortization	(527,004)	(364,849)
	$608,080	$770,235

Amortization expense relating to intangible assets for the years ended December 31, 2001 and 2000 was approximately $162,000 and $176,000, respectively.

7.     Notes Receivable From Related Parties

Notes receivable from related parties consist of amounts owed by two executives and principal shareholders and are secured by shares of our Common Stock owned by them. The notes bore interest at a bank’s prime rate through December 31, 2000 and are due in annual installments through April 1, 2002.  On January 23, 2001, the notes were amended to change the maturity date from March 15, 2002 to April 1, 2002, and cease interest on the principal balance effective January 1, 2001.  On March 1, 2001, the installment due on April 1, 2001 with respect to Mr. Frumberg’s note was extended to June 1, 2001 at which time Mr. Frumberg surrendered to us 20,000 shares of our Common Stock owned by him which resulted in a partial repayment of his outstanding loan to us of $21,400.  In March 2002, the notes were further amended to change the final installment date from April 1, 2002 to two equal annual installments on April 1, 2003 and April 1, 2004.

8.     Revolving Credit Facility

We have a Loan and Security Agreement (the “Loan Agreement”) with a lender providing for a three-year $3,000,000 revolving credit facility (the “1999 Credit Facility”).  Outstanding borrowings under the 1999 Credit Facility bear interest at a rate equal to a prime or “reference” lending rate plus one-quarter of a percentage point (5% at December 31, 2001), and is subject to certain adjustments based upon our financial performance.  Borrowings under the 1999 Credit Facility are subject to certain eligibility requirements relating to our receivables and inventories and the discretion of the lender.  Outstanding borrowings are secured by substantially all of our assets, including our product formulations.  During the term of the 1999 Credit Facility, we must comply with certain financial and other covenants contained in the Loan Agreement including maintaining tangible net worth of at least $1,750,000, achieving not less than 75% of our projected pre-tax income for the upcoming year, and incurring expenditures for capital assets of not more than $450,000 for the year.  At December 31, 2001, approximately $1,115,000 was outstanding and $1,885,000 was available for additional borrowings under the 1999 Credit Facility.  For the year ended December 31, 2001, our financial covenant relative to the attainment of projected pre-tax income was amended under the 1999 Credit Facility to require us to attain for 2001 at least $1.00 of adjusted cash flow, as defined, excluding any write-offs relative to severance, restructuring costs, abandoned merger costs and other unusual charges as defined.  We were in compliance with the covenant, as amended.

9.  Severance, Restructuring Costs and Abandoned Merger Costs

In October 2001, we implemented a company-wide cost reduction and restructuring program which resulted in the elimination of the positions of President and Chief Operating Officer and Controller and other personnel and the reduction of certain operating costs.  Severance costs relative to such terminations amounted to $281,000, of which $104,000 was paid prior to December 31, 2001.  In addition, we incurred $170,000 of costs associated with our due diligence evaluation on an abandoned merger opportunity.

10.  Discontinued Operations

          In August 1998, we sold substantially all of the assets and certain liabilities relating to our Seasoning Division.  Of the total purchase price paid, $275,000 was held in escrow to secure certain of our indemnification obligations and was recorded in “other assets” while the corresponding deferred gain was recorded in “deferred credits.”  During 2000, $261,370 of the escrowed funds was received by the Company and recorded as a gain on disposal of discontinued operations, net of $13,000 of income taxes.

11.  Income Taxes

The income tax provision for the years ended December 31, 2001 and 2000 principally represents current state franchise taxes and for 2000 also includes Federal alternative minimum tax.

A reconciliation of the income tax provision for continuing operations at the statutory rate to income tax expense at the annualized effective tax rate for the years ended December 31, 2001 and 2000 is as follows:

	2001	2000
Computed tax provision at Federal statutory rate	$(260,189)	$16,997
State and local income tax provision net of Federal tax benefit	(22,500)	9,267
Non-deductible officers’ life insurance premiums and travel and entertainment expenses	15,598	8,167
Utilization of net operating loss carryforward	—	(17,026)
Alternative Minimum Tax	—	9,479
Other	23,048	—
	(244,043)	26,884
Valuation allowance	254,366	—
Provision for income taxes	$10,323	$26,884

The components of deferred taxes as of December 31, 2001 and 2000 are as follows:

	2001	2000
Deferred tax assets:
Inventory reserves	$162,640	$299,820
Accounts receivable	96,900	39,140
Capitalized inventory costs	20,013	23,002
Depreciation	86,100	69,549
Intangibles	570,297	610,603
Net operating loss carryforward — U.S	618,676	190,920
Net operating loss carryforward — Foreign	314,946	388,197
AMT credit	48,062	48,062
Other	33,175	27,150
	1,950,809	1,696,443
Valuation allowance	(1,950,809)	(1,696,443)
Net deferred tax asset	$—	$—

 The Company has Federal net operating loss carryforwards relating to U.S. operations of approximately $1,800,000 which expire at various dates from 2008 through 2013.

12.  Commitments

Lease Obligations

Our facility lease includes a provision for annual increases in rental payments. We recorded rent expense using the straight–line method based on the minimum rent payable over the 12–year period of the lease.

Future minimum commitments under noncancelable operating and capital leases are as follows:

	Operating leases	Capital leases
2002	$87,746	$83,882
2003	62,231	83,882
2004	40,414	80,030
2005	24,600	56,514
2006	8,200	27,595
Total minimum lease payments	$223,191	331,903
Amounts representing interest		(63,660)
Present value of net minimum lease payments (including current portion of $57,175)		$268,243

Rental expense for the years ended December 31, 2001 and 2000 was $305,000 and  $311,000, respectively.

Refer to Note 17. “Subsequent Events” relative to purchase of our operating facility.

Employment Contracts

We are obligated under employment contracts providing for annual compensation expiring on various dates through March 2003.  Certain other contracts call for us to pay additional compensation based on sales volumes.  Future fixed compensation under these contracts, not including commissions based upon sales volume, as of December 31, 2001, amounted to $816,000 in 2002 and $29,000 in 2003.

13.  Stockholders’ Equity

Non-employee Stock Option Grants

In June 2001 and October 2001, we issued stock options to purchase 100,000 shares of our Common Stock to each of two investor relations consulting firms of which 25,000 option shares had vested at December 31, 2001. The expense related to such options in 2001 amounted to $12,500.  Of such issued options, 85,000 were cancelled in October 2001 and 15,000 options expired in January 2002.

Stock Option Plans

We granted stock options under three separate plans: the 1999 Stock Option Plan, the 1996 Stock Option Plan and the 1993 Stock Option Plan.

Under the 1999, 1996 and 1993 Option Plans, our employees (including officers and directors who are employees) and the employees of our subsidiaries are eligible for the grant of incentive options to purchase up to a maximum of 1,000,000, 1,000,000 and 500,000 shares, respectively, which vest immediately or ratably over periods ranging from one to five years. Options may also be granted to other persons, provided that such options are non–qualified options. In the case of an incentive option, the exercise price cannot be less than the fair market value of the shares on the date the option is granted, and if an optionee is a shareholder who beneficially owns 10% or more of our outstanding Common Stock, the exercise price of the incentive options cannot be less than 110% of such fair market value. The exercise price of non–qualified options shall not be less than the fair market value of our Common Stock at the date of grant and shall be determined by our Board of Directors or the Committee appointed by the Board of Directors.  In May 1999, our Board of Directors terminated the 1993 Option Plan and no further option grants may be made under such Plan provided, however, that such termination will not affect options that were granted prior to the date of termination.

The following table summarizes stock option activity for the years ended December 31, 2001 and 2000:

	2001		2000
	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
Outstanding at beginning of year	1,777,962	$1.23	1,674,462	$1.21
Granted	655,000.98		200,000	1.36
Exercised	(5,125)	.58	(25,958)	1.00
Cancelled	(126,708)	1.16	(70,542)	1.23
Outstanding at end of year	2,301,129	$1.16	1,777,962	$1.23

Exercisable at end of year	1,364,430	$1.25	1,111,228	$1.24

Weighted average fair value of options granted during the year		$.61		$.82

The following table summarizes information on stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$.58 —.97	943,962	7.1	$.87	433,062	$.85
1.00 — 1.37	712,167	9.0	1.20	412,034	1.31
1.44 — 1.88	645,000	7.3	1.56	519,334	1.53
	2,301,129	7.7	$1.17	1,364,430	$1.25

At December 31, 2001, 2,389,917 shares of our Common Stock were reserved for the future issuance of stock under the Plans.

Stock Based Compensation Plans

We continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for our stock-based compensation plans.   Under APB 25, because the exercise price of our stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

Pro forma information regarding net income and net income per share is determined as if we had accounted for our stock options granted subsequent to December 31, 1994, using the fair value method estimated at the date of the grant based upon a Black–Scholes option pricing model with the following weighted–average assumptions: risk–free interest rate of 4.5% and 6.2%; no dividend yield; volatility factor of the expected market price of our Common Stock of 65%; and a weighted–average expected life of the options of 7.5 years at December 31, 2001 and 2000, respectively.

The Black–Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Our pro forma information is as follows:

	2001	2000
(Loss) income from continuing operations as reported	$(775,585)	$23,107
Pro forma (loss) income from continuing operations	(945,585)	(128,098)
Net (loss) income per common share from continuing operations as reported — basic and diluted	(.06)	.00
Pro forma net (loss) income per common share from continuing operations — basic and diluted	(.07)	(.01)

14.  Employee Savings Plan

We have an employee savings and retirement plan covering all non–union employees meeting certain age and length of service requirements, pursuant to Section 401k of the Internal Revenue Code. Participants may contribute a percentage of compensation, but not in excess of the maximum allowable by law.

The Plan provides for a voluntary matching contribution by us which is one half of the amount contributed by the participant up to a maximum of 3% per annum.  Matching contributions of 1% per annum amounted to $28,000 and $27,000 for the years ended December 31, 2001 and 2000, respectively. Employees vest in the employer contribution at the rate of 25% per year.

15.   Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, are primarily trade accounts receivable. Ongoing credit evaluation of customers’ financial condition is performed and generally no collateral is required. Credit losses have typically been within management’s expectations.

For the years ended December 31, 2001 and 2000, no one customer accounted for more than 10% of our net sales.  At December 31, 2001 and 2000, five customers accounted for approximately 34% and 37% of the accounts receivable balance, respectively.

For the years ended December 31, 2001 and 2000, export sales were approximately 26% and 28%, respectively, of total sales. Our export sales are made to entities located primarily in Canada and in Central and South America.  Receivables from such foreign sales at December 31, 2001 and 2000 amounted to 37% and 42%, respectively, of total accounts receivable.

Cash and cash equivalent balances are held primarily at one financial institution and may, at times, exceed the amount insurable. We believe we mitigate risk by investing in or through a major financial institution.

16.  Reconciliation of Canadian and United States Generally Accepted Accounting Principles

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. During 2001 and 2000, there were no material items which would be required to be recorded in order for our financial statements to be in accordance with accounting principles generally accepted in Canada.

17.  Subsequent Events

Purchase of Amityville, New York Facility

On January 14, 2002, we purchased the facility (which we had previously leased) for $1,500,000, transferred it to the Town of Babylon Industrial Development Agency, and then leased the facility from such agency for a term which expires on December 1, 2021. Upon expiration of the lease term, we are entitled to repurchase the facility for a nominal sum.  The purchase was financed through the issuance of Town of Babylon Industrial Development Agency Variable Rate Revenue Bonds (“IDA Bonds”).  The principal amount of the bonds, $2,200,000, was used to finance the purchase of the building plus closing costs and future expenditures for building improvements and capital equipment.  The financing is structured as a monthly IDA variable rate demand revenue bond secured by a letter of credit with Wells Fargo Bank NA.  The initial month’s interest rate is 3.875% per annum.  The bond’s interest rate is reset monthly based on market conditions and matures in January 2022.