Form 10QSB
period 2002-03-31
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 2002-05-03
CIK 1000048

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

            SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

YES  ☒                NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the issuer’s common stock, par value $.01 per share, as of April  29, 2002, was 13,004,473.

Transitional Small Business Disclosure Format (check one):

YES  ☐                NO  ☒

TECHNOLOGY FLAVORS & FRAGRANCES, INC.

INDEX TO FORM 10-QSB

March 31, 2002

PART I - FINANCIAL INFORMATION

Item 1. -	Financial Statements (Unaudited)

Consolidated Balance Sheets at March 31, 2002 and December 31, 2001

Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and March 31, 2001

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and March 31, 2001

Notes to Consolidated Financial Statements

Item 2. -	Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

SIGNATURES

-i-

PART I

ITEM 1 — FINANCIAL STATEMENTS

TECHNOLOGY FLAVORS & FRAGRANCES, INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars)

	At	At
	MARCH 31,	DECEMBER 31,
	2002	2001
	(Unaudited)	(Note)
ASSETS

Current assets:
Cash and cash equivalents	$517,167	$260,010
Receivables, net	3,581,848	3,030,667
Inventories	2,871,945	2,979,015
Prepaid expenses and other current assets	152,832	133,617

Total current assets	7,123,792	6,403,309

Fixed assets, net	2,128,761	678,854
Intangible assets, net	567,542	608,080
Other assets	541,828	262,403

Total assets	$10,361,923	$7,952,646

LIABILITIES

Current liabilities:
Accounts payable	$1,818,915	$1,946,085
Accrued expenses	346,657	502,463
Revolving credit facility	1,329,703	1,115,199
Current portion of long-term debt	135,334	57,175

Total current liabilities	3,630,609	3,620,922

Long-term debt	2,321,696	211,068
Deferred credits	—	65,487
	5,952,305	3,897,477
STOCKHOLDERS’ EQUITY

Common stock:
$ .01 par value, authorized 20,000,000 shares, issued and outstanding 13,004,473 shares	130,045	130,045
Paid-in capital	10,365,272	10,357,772
Accumulated deficit	(6,006,726)	(6,359,609)
Foreign currency translation	(78,973)	(73,039)

Total stockholders’ equity	4,409,618	4,055,169

Total liabilities and stockholders’ equity	$10,361,923	$7,952,646

Note:

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

TECHNOLOGY FLAVORS & FRAGRANCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. Dollars) (Unaudited)

	For the three months ended
	March 31,
	2002	2001
Net sales	$4,211,477	$4,186,995
Cost of sales	2,295,609	2,356,748
Gross profit	1,915,868	1,830,247

Operating expenses:
Selling	640,895	682,883
General and administrative	465,418	491,142
Research and development	364,577	349,193
Amortization	48,967	49,322
Total operating expenses	1,519,857	1,572,540

Income from operations	396,011	257,707
Interest expense, net	(25,546)	(34,998)

Income before provision for income taxes	370,465	222,709
Provision for income taxes	(17,582)	(16,746)

Net income	$352,883	$205,963

Net income per common share — basic and diluted	$.03	$.02

Weighted average common shares outstanding:
Basic	13,004,473	13,021,056
Diluted	13,143,442	13,143,372

See accompanying notes.

TECHNOLOGY FLAVORS & FRAGRANCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars)  (Unaudited)

	For the three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$352,883	$205,963
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	117,206	92,418
Stock option grant for consulting services	7,500	—
Provision for bad debts	20,000	—
Deferred rent	(65,487)	3,090
Changes in assets and liabilities:
Accounts receivable	(571,181)	(668,855)
Inventories	107,070	(65,965)
Prepaid expenses and other current assets	(19,215)	(12,229)
Other assets	(287,854)	(2,052)
Accounts payable	(127,170)	466,410
Accrued expenses	(155,806)	(98)

Net cash (used in) provided by operating activities	(622,054)	18,682

Cash flows from investing activities:
Purchase of fixed assets	(1,518,146)	(29,065)

Net cash used in investing activities	(1,518,146)	(29,065)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,200,000	—
Proceeds from revolving credit facility	3,825,000	3,415,000
Repayment of revolving credit facility	(3,610,496)	(3,461,949)
Repayment of capital leases	(11,213)	(6,655)
Proceeds from exercise of stock options	—	2,982

Net cash provided by (used in) financing activities	2,403,291	(50,622)

Effect of exchange rate changes on cash	(5,934)	—

Increase (decrease) in cash and cash equivalents	257,157	(61,005)

Cash and cash equivalents — beginning of period	260,010	195,387

Cash and cash equivalents — end of period	$517,167	$134,382

See accompanying notes.

TECHNOLOGY FLAVORS & FRAGRANCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

(Unaudited)

1.  BASIS OF PRESENTATION

Technology Flavors & Fragrances, Inc. (the “company,” “us,” “we” or “our”) creates, develops and manufactures flavor and fragrance products used to provide or enhance flavors or fragrances in a wide variety of consumer and industrial products.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2001 and our consolidated audited financial statements and footnotes contained therein.

2.  INVENTORIES

Components of inventories are summarized as follows:

	March 31, 2002	December 31, 2001
Raw Materials	$1,749,179	$1,744,928
Finished Goods	1,122,766	1,234,087
	$2,871,945	$2,979,015

3.  EARNINGS PER SHARE

Basic net  income per share is calculated using the weighted average number of shares of our common stock outstanding during the period.   Diluted net income per share for the three month periods ended March 31, 2002 and 2001 was calculated using the weighted average common stock and common stock equivalents that were outstanding during the period.  The effect of common stock equivalents for the three month periods ended March 31, 2002 and 2001 was not material and, thus, diluted net income per share was not presented.

4.  PURCHASE OF AMITYVILLE, NEW YORK FACILITY

In January 2002, we purchased the facility (which we had previously leased) for $1,500,000, transferred it to the Town of Babylon Industrial Development Agency, and then leased the facility from such agency for a term which expires on December 1, 2021.  Upon expiration of the lease term, we are entitled to repurchase the facility for a nominal sum.  The purchase was financed through the issuance of Town of Babylon Industrial Development Agency Variable Rate Revenue Bonds (“IDA Bonds”).  The principal amount of the IDA Bonds, $2,200,000, was used to finance the purchase of the building plus closing costs and future expenditures for building improvements and capital equipment.  The financing is structured as a monthly IDA variable rate demand revenue bond secured by a letter of credit with Wells Fargo Bank NA. The initial month’s interest rate is 3.875% per annum.  The interest rate is reset monthly based on market conditions and the IDA Bonds mature in January 2022.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following information for the three month periods ended March 31, 2002  and March 31, 2001 has been derived from our unaudited consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2001 and the consolidated audited financial statements included therein.

	Three months ended March 31,
	2002		2001
	(amounts in thousands)
Net sales	$4,211	100.0%	$4,187	100.0%
Gross profit	1,916	45.5	1,830	43.7
Operating expenses:
Selling	641	15.2	683	16.3
General and administrative	465	11.0	491	11.7
Research and development	365	8.7	349	8.3
Amortization	49	1.2	49	1.2
Income from operations	396	9.4	258	6.2
Interest expense, net	26	0.6	35	0.9
Provision for income taxes	17	0.4	17	0.4
Net income	353	8.4	206	4.9

Net sales.  Net sales for the three months ended March 31, 2002 was $4,211,000 as compared to net sales of $4,187,000 for the three months ended March 31, 2001.

Gross profit.  Gross profit, as a percentage of sales, increased 1.8% to 45.5% on net sales of $4,211,000 for the three months ended March 31, 2002 from 43.7% on net sales of $4,187,000 for the same period last year due principally to higher gross margins on new flavor products sold in 2002 and favorable differences in product mix attributable to lower concentration of export sales where gross margins are generally lower.

Operating expenses:

Selling expenses.  Selling expenses decreased by $42,000, or 6.2%, to $641,000 for the three months ended March 31, 2002 from $683,000 for the same period last year due principally to reductions in sales personnel wages and promotional expenses.

General and administrative expenses. General and administrative expenses decreased by $26,000, or 5.3%, to $465,000 for the three months ended March 31, 2002 from $491,000 for the same period last year due principally to reductions in personnel wages.

Research and development expenses.  Research and development expenses increased by $16,000, or 4.6%, to $365,000 for the three months ended March 31, 2002 from $349,000 for the same period last year due principally to increases in outside contract services.

Amortization expense.  Amortization expense for the three months ended March 31, 2002 and March 31, 2001 was $49,000 for both periods.

                Total operating expenses.  Total operating expenses decreased by $52,000, or 3.3%, to $1,520,000 for the three months ended March 31, 2002 from $1,572,000 for the same period last year as a result of the factors described above.

Interest expense, net.  Interest expense decreased by $9,000 or 25.7%, to $26,000 for the three months ended March 31, 2002 from $35,000 for the same period last year due principally to lower interest rates in 2002 on outstanding borrowings under our revolving credit facility, partially offset by the issuance of the IDA Bonds as described below.

Provision for income taxes.  Provision for income taxes represents state franchise taxes and Federal alternative minimum tax.  There were no Federal income tax provisions for the 2002 and 2001 periods since we had available net operating loss carryforwards for which valuation allowances have been recorded.

Net income.  Net income for the three months ended March 31, 2002 was $353,000 as compared to net income of $206,000 for the same period last year.

Liquidity and Capital Resources

Historically, our financing needs have been met through issuance of equity and debt securities and commercial bank loans.  In June 1999, we entered into a Loan and Security Agreement with a lender which provided for a three-year $3,000,000 revolving credit facility.  We call this revolving credit facility the 1999 Credit Facility.  Outstanding borrowings under the 1999 Credit Facility bear interest at a rate equal to a prime lending rate plus one-quarter of a percentage point, and is subject to certain adjustments based upon our financial performance (5% at March 31, 2002).  Borrowings under the 1999 Credit Facility are subject to certain eligibility requirements relating to our receivables and inventories and the discretion of the lender.  Outstanding borrowings are secured by substantially all of our assets, including our product formulations.  We must comply with certain financial and other covenants contained in the Loan and Security Agreement, including maintaining tangible net worth of at least $1,750,000, achieving not less than 75% of our projected pre-tax income for the upcoming year, and incurring expenditures for capital assets of not more than $450,000 for the year.

Our subsidiaries have guaranteed our obligations under the 1999 Credit Facility.  Borrowings under the 1999 Credit Facility at March 31, 2002 and at December 31, 2001 were $1,330,000 and $1,115,000, respectively.  At March 31, 2002, $1,670,000 was available for additional borrowings in accordance with the terms of the 1999 Credit Facility. The outstanding borrowings under the 1999 Credit Facility were classified as a current liability.  At March 31, 2002, outstanding borrowings bore interest at 5.0% per annum.

                On January 15, 2002, we purchased the facility (which we had previously leased) for $1,500,000, transferred it to the Town of Babylon Industrial Development Agency, and then leased the facility from such agency for a term which expires on December 1, 2021.  Upon expiration of the lease term, we are entitled to repurchase the facility for a nominal sum.  The purchase was financed through the issuance of the IDA Bonds.  The principal amount of the IDA Bonds, $2,200,000, was used to finance the purchase of the building plus closing costs and future expenditures for building improvements and capital equipment.  The financing is structured as a monthly variable rate demand revenue bond secured by a letter of credit with Wells Fargo Bank NA.  The initial month’s interest is 3.875% per annum.  The  interest rate is reset monthly based on market conditions and the IDA Bonds mature in January 2022.

At March 31, 2002, our working capital increased by $711,000, or 25.6%, to $3,493,000 from $2,782,000 at December 31, 2001.  We are committed under non-cancellable operating and capital leases for the upcoming year of approximately $172,000.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

a) Exhibits

     None

b) Reports on Form 8-K

The Company filed a current report on Form 8-K with the Securities and Exchange Commission on January 22, 2002 with respect to Item 5. Other events and Regulation FD Disclosure and subsection (c) Exhibits of Item 7. Financial Statements and Exhibits.

The Company filed a current report on Form 8-K with the Securities and Exchange Commission on January 30, 2002 with respect to Item 2. Acquisition or Disposition of Assets and subsection (c) Exhibits of Item 7. Financial Statements and Exhibits.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 1, 2002

TECHNOLOGY FLAVORS & FRAGRANCES, INC.

By	/s/	Joseph A. Gemmo
Joseph A. Gemmo
Vice President and Chief Financial Officer
(Principal Financial Officer and Officer Duly
Authorized to Sign on Behalf of Registrant)