Form 10QSB
period 2002-06-30
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 2002-07-31
CIK 1000048

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

YES  ☒         NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the issuer’s common stock, par value $.01 per share, as of July 30, 2002, was 13,004,473.

Transitional Small Business Disclosure Format (check one):

YES  ☐           NO  ☒

TECHNOLOGY FLAVORS & FRAGRANCES, INC.

INDEX TO FORM 10-QSB

June 30, 2002

i

PART I

ITEM 1 - FINANCIAL STATEMENTS

TECHNOLOGY FLAVORS & FRAGRANCES, INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars)

	At JUNE 30, 2002	At DECEMBER 31, 2001
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$169,822	$260,010
Cash held in escrow	430,967	—
Receivables, less allowance for doubtful accounts of $280,000 and $265,000, respectively	3,487,525	3,030,667
Inventories	2,915,470	2,979,015
Prepaid expenses and other current assets	209,362	133,617

Total current assets	7,213,146	6,403,309

Fixed assets, net	2,061,603	678,854
Intangible assets, net	527,003	608,080
Other assets	468,677	158,768
Notes receivable from related parties	103,635	103,635

Total assets	$10,374,064	$7,952,646

LIABILITIES

Current liabilities:
Accounts payable	$1,914,306	$1,946,085
Accrued expenses	241,706	502,463
Revolving credit facility	995,946	1,115,199
Current portion of long-term debt	70,000	—
Current portion of capital lease obligations	65,334	57,175

Total current liabilities	3,287,292	3,620,922

Long-term debt	2,130,000	—
Capital lease obligations	180,922	211,068
Deferred credits	—	65,487
	5,598,214	3,897,477

STOCKHOLDERS’ EQUITY

Common stock:
$ .01 par value, authorized 20,000,000 shares, issued and outstanding 13,004,473 shares	130,045	130,045
Paid-in capital	10,365,272	10,357,772
Accumulated deficit	(5,649,141)	(6,359,609)
Foreign currency translation	(70,326)	(73,039)

Total stockholders’ equity	4,775,850	4,055,169

Total liabilities and stockholders’ equity	$10,374,064	$7,952,646

Note:          The balance sheet at December 31, 2001 has been derived from the audited financial statements  at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

TECHNOLOGY FLAVORS & FRAGRANCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. Dollars) (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001

Net sales	$4,525,311	$4,126,438	$8,736,788	$8,313,433
Cost of sales	2,602,788	2,423,001	4,898,397	4,779,749

Gross profit	1,922,523	1,703,437	3,838,391	3,533,684

Operating expenses:
Selling	700,906	697,208	1,341,801	1,380,091
General and administrative	378,596	490,150	844,014	981,292
Research and development	365,455	360,607	730,032	709,800
Amortization	49,839	49,323	98,806	98,645

Total operating expenses	1,494,796	1,597,288	3,014,653	3,169,828

Income from operations	427,727	106,149	823,738	363,856
Interest expense, net	(69,288)	(33,679)	(94,834)	(68,677)

Income before provision for income taxes	358,439	72,470	728,904	295,179
Provision for income taxes	(854)	(668)	(18,436)	(17,414)

Net income	$357,585	$71,802	$710,468	$277,765

Net income per common share - basic and diluted	$.03	$.01	$.05	$.02

Weighted average common shares outstanding:
Basic	13,004,473	13,017,806	13,004,473	13,019,431
Diluted	13,207,977	13,152,809	13,175,710	13,148,091

See accompanying notes.

TECHNOLOGYFLAVORS & FRAGRANCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars)  (Unaudited)

	For the six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$710,468	$277,765
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	252,149	189,847
Stock option grant for consulting services	7,500	—
Provision for bad debts	40,000	—
Deferred rent	(65,487)	1,600
Changes in assets and liabilities:
Accounts receivable	(496,858)	(683,075)
Inventories	63,545	(14,042)
Prepaid expenses and other current assets	(75,745)	(92,346)
Other assets	(326,767)	4,567
Accounts payable	(31,779)	392,335
Accrued expenses	(260,757)	(33,398)

Net cash (used in) provided by operating activities	(183,731)	43,253

Cash flows from investing activities:
Purchase of fixed assets	(1,536,963)	(49,185)
Restricted cash	(430,967)	—

Net cash used in investing activities	(1,967,930)	(49,185)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,200,000	—
Proceeds from revolving credit facility	8,100,231	7,625,000
Repayment of revolving credit facility	(8,219,484)	(7,610,437)
Payment of capital lease obligations	(21,987)	(21,027)
Proceeds from exercise of stock options	—	2,982

Net cash provided by (used in) financing activities	2,058,760	(3,482)

Effect of exchange rate changes on cash	2,713	—

Decrease in cash	(90,188)	(9,414)

Cash and cash equivalents - beginning of period	260,010	195,387

Cash and cash equivalents - end of period	$169,822	$185,973

See accompanying notes.

TECHNOLOGY FLAVORS & FRAGRANCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

1.        BASIS OF PRESENTATION

Technology Flavors & Fragrances, Inc. (the “Company,” “us,” “we” or “our”) creates, develops and manufactures flavor and fragrance products used to provide or enhance flavors or fragrances in a wide variety of consumer and industrial products.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2001.

2.        INVENTORIES

Components of inventories are summarized as follows:

	June 30, 2002	December 31, 2001

Raw Materials	$1,909,951	$1,744,928
Finished Goods	1,005,519	1,234,087
	$2,915,470	$2,979,015

3.        INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), and No. 142, Goodwill and Other Intangible Assets (“FAS 142”), effective for fiscal years beginning after December 15, 2001.  Under the new standards, goodwill and intangible assets deemed to have indefinite lives, of which we have none, are no longer amortized but are subject to annual impairment tests in accordance with FAS 142.  Other intangible assets continue to be amortized over their estimated useful lives.

We adopted the new standards beginning in the first quarter of fiscal 2002 and reassessed the estimated useful lives of our intangible assets, which primarily consist of product formulations and customer lists, and no changes have been deemed necessary.

Intangible assets as of June 30, 2002 and December 31, 2001 are as follows:

	June 30, 2002	December 31, 2001
Formulations	$1,048,979	$1,048,979
Customer lists	86,105	86,105
	1,135,084	1,135,084
Accumulated amortization	(608, 081)	(527,004)
	$527,003	$608,080

Amortization of intangible assets for the six months ended June 30, 2002 and 2001 was $81,077 for each period.  The annual amortization expense expected for the years 2002 through 2006 is $162,154.

4.        REVOLVING CREDIT FACILITY

On April 25, 2002, we entered into a Loan and Security Agreement with a lender which replaced the revolving credit facility entered into in June 1999.  We call this new revolving credit facility the 2002 Credit Facility.  The maximum line of credit under the 2002 Credit Facility was initially set at $3,000,000 but may be increased at our option to $4,000,000 at any time during the period January 1, 2003 through June 30, 2004.

Outstanding borrowings under the 2002 Credit Facility bear interest at a rate equal to a prime lending rate plus one-quarter of a percentage point (5% at June 30, 2002).  Borrowings under the 2002 Credit Facility are subject to certain eligibility requirements relating to our receivables and inventories.  Outstanding borrowings are secured by substantially all of our assets, including our product formulations.  We must comply with certain financial and other covenants contained in the Loan and Security Agreement, including maintaining tangible net worth of at least $3,200,000, achieving annual cash flow, as defined, of at least $1.00 and incurring expenditures for capital assets of not more than $400,000 for year 2002 and $500,000 for each year thereafter, excluding capital expenditures made from proceeds received from our IDA Bond financing described below.  Our subsidiaries have guaranteed our obligations under the 2002 Credit Facility.  Borrowings under the 2002 Credit Facility at June 30, 2002 were $996,000 and $2,004,000 was available for additional borrowings in accordance with the terms of the 2002 Credit Facility.

5.        PURCHASE OF AMITYVILLE, NEW YORK FACILITY

In January 2002, we purchased the facility (which we had previously leased) for $1,500,000, transferred it to the Town of Babylon Industrial Development Agency, and then leased the facility from such agency for a term which expires on December 1, 2021.  Upon expiration of the lease term, we are entitled to repurchase the facility for a nominal sum.  The purchase was financed through the issuance of Town of Babylon Industrial Development Agency Variable Rate Revenue Bonds (“IDA Bonds”).  The principal amount of the IDA Bonds, $2,200,000, was used to finance the purchase of the building plus closing costs and future expenditures for building improvements and capital equipment.  The financing is structured as a monthly IDA variable rate demand revenue bond secured by a letter of credit with Wells Fargo Bank NA.  The interest rate for the month of June 2002 was 3.8% per annum including the letter of credit fee.

6.        EARNINGS PER SHARE

Basic net income per share is calculated using the weighted average number of shares of our common stock outstanding during the period.  Diluted net income per share for the three-month and six-month periods ended June 30, 2002 and June 30, 2001 was calculated using the weighted average common shares and common equivalent shares for the assumed exercise of stock options that were outstanding during the periods.  The effect of common stock equivalents for the three-month and six-month periods ended June 30, 2002 and June 30, 2001 was not material and, thus, diluted net income per share was not presented.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following information for the three-month and six-month periods ended June 30, 2002 and June 30, 2001 have been derived from our unaudited consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2001.

	Three months ended June 30,				Six months ended June 30,
	2002		2001		2002		2001
	(amounts in dollars)

Net sales	$4,525	100.0%	$4,126	100.0%	$8,737	100.0%	$8,313	100.0%
Gross profit	1,923	42.5	1,703	41.3	3,838	43.9	3,534	42.5
Operating expenses:
Selling	701	15.5	697	16.9	1,341	15.4	1,380	16.6
General and administrative	379	8.3	490	11.9	844	9.6	981	11.8
Research and development	365	8.1	361	8.7	730	8.4	710	8.5
Amortization	50	1.1	49	1.2	99	1.1	99	1.2
Income from operations	428	9.5	106	2.6	824	9.4	364	4.4
Interest expense, net	69	1.6	33	0.8	95	1.1	69	0.9
Provision for income taxes	1	—	1	—	19	0.2	17	0.2
Net income	358	7.9	72	1.8	710	8.1	278	3.3

Net sales.  Net sales increased by $399,000, or 9.7%, to $4,525,000 for the three months ended June 30, 2002 from $4,126,000 for the same period last year and increased by $424,000, or 5.1%, to $8,737,000 for the six months ended June 30, 2002 from $8,313,000 for the comparable six-month period of 2001.  The increases were principally attributable to higher volume food and beverage flavor product sales to existing customers, and to a lesser extent, the introduction and sale of new beverage flavor products.

Gross profit.  Gross profit, as a percentage of sales, increased to 42.5% for the three months ended June 30, 2002 as compared to 41.3% for the same period last year and increased to 43.9% for the six months ended June 30, 2002 as compared to 42.5% for the six-month period of 2001.  The increases in gross profit for the 2002 periods were due primarily to higher gross margins on new flavor products sold in 2002 and favorable differences in product mix attributable to a lower concentration of sales to certain export customers where gross margins are generally lower.

Operating expenses:

Selling expenses.  Selling expenses for the three months ended June 30, 2002 of $701,000 were consistent with the comparable quarter of 2001 of $697,000.  Selling expenses for the six months ended June 30, 2002 decreased by $39,000, or 2.8%, to $1,341,000 from $1,380,000 for the same period last year due principally to reductions in sales personnel wages and promotional expenses during the first quarter of 2002.

General and administrative expenses.  General and administrative expenses decreased by $111,000, or 22.7%, to $379,000 for the three months ended June 30, 2002 from $490,000 for the comparable 2001 period and decreased by $137,000, or 14.0%, to $844,000 for the six months ended June 30, 2002 from $981,000 for the comparable six-month period of 2001.  The decreases were due principally to reductions in personnel and other cost savings measures implemented during the fourth quarter of 2001, and lower professional fees.

Research and development expenses.  Research and development expenses for the three months and six months ended June 30, 2002 of $365,000 and $730,000, respectively, were consistent with such expenses in the comparable 2001 periods of $361,000 and $710,000, respectively.

Amortization expense.  Amortization expense for the three months and six months ended June 30, 2002 of $50,000 and $99,000 respectively, was consistent with such expenses in the comparable 2001 periods of $49,000 and $99,000, respectively.

Total operating expenses.  Total operating expenses decreased by $102,000, or 6.4%, to $1,495,000 for the three months ended June 30, 2002 from $1,597,000 for the comparable period in 2001 and decreased by $156,000, or 4.9%, to $3,014,000 for the six months ended June 30, 2002 from $3,170,000 for the comparable six-month period of 2001.

Interest expense, net.  Interest expense increased by $36,000, or 109.1%, to $69,000 for the three months ended June 30, 2002 from $33,000 for the comparable 2001 period and increased by $26,000, or 37.7%, to $95,000 for the six months ended June 30, 2002 from $69,000 for the comparable six-month period of 2001 due principally to the issuance of IDA Bonds in January 2002 as described in “Liquidity and Capital Resources,” and the payment of a commitment fee on our new revolving credit facility entered into in April 2002.

Provision for income taxes.  Provision for income taxes principally represents state franchise taxes and Federal alternative minimum tax. There were no Federal income tax provisions for 2002 and 2001 since we had available net operating loss carryforwards for which valuation allowances have been recorded.

Net Income.  Net income was $358,000 and $710,000 for the three-month and six-month periods ended June 30, 2002 as compared to net income for the comparable 2001 periods of $72,000 and $278,000, respectively.

Liquidity and Capital Resources

Historically, our financing needs have been met through issuance of equity and debt securities and commercial bank loans.  In April 2002, we entered into a Loan and Security Agreement with a lender which replaced the revolving credit facility entered into in June 1999.  We call this new revolving credit facility the 2002 Credit Facility.  The maximum line of credit under the 2002 Credit Facility was initially set at $3,000,000 but may be increased at our option to $4,000,000 at any time during the period January 1, 2003 through June 30, 2004.

Outstanding borrowings under the 2002 Credit Facility bear interest at a rate equal to a prime lending rate plus one-quarter of a percentage point (5% at June 30, 2002).  Borrowings under the 2002 Credit Facility are subject to certain eligibility requirements relating to our receivables and inventories.  Outstanding borrowings are secured by substantially all of our assets, including our product formulations.  We must comply with certain financial and other covenants contained in the Loan and Security Agreement, including maintaining tangible net worth of at least $3,200,000, achieving annual cash flow, as defined, of at least $1.00 and incurring expenditures for capital assets of not more than $400,000 for year 2002 and $500,000 for each year thereafter, excluding those capital expenditures made from proceeds of the IDA Bonds financing described below.

Our subsidiaries have guaranteed our obligations under the 2002 Credit Facility.  Borrowings under the 2002 Credit Facility at June 30, 2002 were $996,000 and $2,004,000 was available for additional borrowings in accordance with the terms of the 2002 Credit Facility.

In January 2002, we purchased the facility (which we had previously leased) for $1,500,000, transferred it to the Town of Babylon Industrial Development Agency, and then leased the facility from such agency for a term which expires on December 1, 2021.  Upon expiration of the lease term, we are entitled to repurchase the facility for a nominal sum.  The purchase was financed through the issuance of Industrial Development Agency Revenue Bonds (“IDA Bonds”).  The principal amount of the IDA Bonds, $2,200,000, was used to finance the purchase of the building plus closing costs and future expenditures for building improvements and capital equipment.  The financing is structured as a monthly variable rate demand revenue bond secured by a letter of credit with Wells Fargo Bank NA.  The interest rate for the month of June 2002 was 3.8% per annum including the letter of credit fee.  The interest rate is reset monthly based on market conditions and the IDA Bonds mature in January 2022.

At June 30, 2002, our working capital increased by $1,144,000, or 41.1%, to $3,926,000 from $2,782,000 at December 31, 2001.  We are committed under non-cancellable operating and capital leases for the upcoming year of approximately $172,000.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Not Applicable

Item 2.	Changes in Securities and Use of Proceeds
Not Applicable

Item 3.	Defaults Upon Senior Securities
Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders
Not Applicable

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K

a)  Exhibits:

Exhibit 11.1 – Amended and Restated Loan and Security Agreement, dated April 25, 2002, between us and Wells Fargo Credit, Inc.

Exhibit 11.2 – Executive Employment Agreement, dated May 17, 2002, between us and Philip Rosner, our Chairman and Chief Executive Officer.

Exhibit 11.3 – Executive Employment Agreement, dated May 17, 2002, between us and A. Gary Frumberg, our Executive Vice President.

Exhibit 11.4 – Executive Employment Agreement, dated May 17, 2002, between us and Joseph A. Gemmo, our Vice President and Chief Financial Officer.

Exhibit 11.5 – Executive Employment Agreement, dated May 17, 2002, between us and Ronald J. Dintemann, our Vice President of Operations.

Exhibit 11.6 – Executive Employment Agreement, dated May 17, 2002, between us and Harvey Farber, our Senior Vice President of Flavor Division.

b)  Reports on Form 8-K:

The Company filed a current report on Form 8-K with the Securities and Exchange Commission on June 24, 2002 with respect to Item 4, Changes in Registrant’s Certifying Accountants.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 31, 2002

TECHNOLOGY FLAVORS & FRAGRANCES, INC.

	By	/s/ Joseph A. Gemmo
Joseph A. Gemmo
Vice President and Chief Financial Officer (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of Registrant)