Form 10QSB/A
period 2002-06-30
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 2002-08-02
CIK 1000048

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A-1

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

a)              Exhibits:

Exhibit 11.1 — Amended and Restated Loan and Security Agreement, dated April 25, 2002, between us and Wells Fargo Credit, Inc.

Exhibit 11.2 — Executive Employment Agreement, dated May 17, 2002, between us and Philip Rosner, our Chairman and Chief Executive Officer.

Exhibit 11.3 — Executive Employment Agreement, dated May 17, 2002, between us and A. Gary Frumberg, our Executive Vice President.

Exhibit 11.4 — Executive Employment Agreement, dated May 17, 2002, between us and Joseph A. Gemmo, our Vice President and Chief Financial Officer.

Exhibit 11.5 — Executive Employment Agreement, dated May 17, 2002, between us and Ronald J. Dintemann, our Vice President of Operations.

Exhibit 11.6 — Executive Employment Agreement, dated May 17, 2002, between us and Harvey Farber, our Senior Vice President of Flavor Division.

Exhibit 99.1 — Written Statement of Chief Executive Officer and Chief Financial Officer.

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

Dated:   August 1, 2002

TECHNOLOGY FLAVORS & FRAGRANCES, INC.

By	/s/ Joseph A. Gemmo
Joseph A. Gemmo
Vice President and Chief Financial Officer
(Principal Financial Officer and Officer Duly
Authorized to Sign on Behalf of Registrant)