Form 10QSB
period 2002-09-30
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 2002-10-23
CIK 1000048

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

YES  ☒             NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the issuer’s common stock, par value $.01 per share,

as of October 23, 2002, was  13,004,473.

Transitional Small Business Disclosure Format (check one):

YES  ☐             NO  ☒

TECHNOLOGY FLAVORS & FRAGRANCES, INC.

INDEX TO FORM 10-QSB

September 30, 2002

i

PART    I

ITEM 1 — FINANCIAL STATEMENTS

TECHNOLOGY FLAVORS & FRAGRANCES, INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars)

	At	At
	SEPTEMBER 30,	DECEMBER 31,
	2002	2001
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$205,573	$260,010
Cash held in escrow	303,515	—
Receivables, less allowance for doubtful accounts of $205,000 and $265,000, respectively	3,168,892	3,030,667
Inventories	3,062,626	2,979,015
Prepaid expenses and other current assets	207,484	133,617

Total current assets	6,948,090	6,403,309

Fixed assets, net	2,165,427	678,854
Intangible assets, net	486,464	608,080
Other assets	440,482	158,768
Notes receivable from related parties	77,520	103,635

Total assets	$10,117,983	$7,952,646

LIABILITIES

Current liabilities:
Accounts payable	$1,723,746	$1,946,085
Accrued expenses	323,770	502,463
Revolving credit facility	654,161	1,115,199
Current portion of long-term debt	70,000	—
Current portion of capital lease obligations	65,334	57,175

Total current liabilities	2,837,011	3,620,922

Long-term debt	2,130,000	—
Capital lease obligations	179,942	211,068
Deferred credits	—	65,487
	5,146,953	3,897,477
STOCKHOLDERS’ EQUITY

Common stock:
$.01 par value, authorized 20,000,000 shares, issued and outstanding 13,004,473 shares	130,045	130,045
Paid-in capital	10,365,272	10,357,772
Accumulated deficit	(5,441,526)	(6,359,609)
Foreign currency translation	(82,761)	(73,039)

Total stockholders’ equity	4,971,030	4,055,169

Total liabilities and stockholders’ equity	$10,117,983	$7,952,646

Note:                   The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

TECHNOLOGY FLAVORS & FRAGRANCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. Dollars) (Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2002	2001	2002	2001

Net sales	$4,068,313	$3,579,662	$12,805,101	$11,893,095
Cost of sales	2,313,275	2,096,083	7,211,672	6,875,832

Gross profit	1,755,038	1,483,579	5,593,429	5,017,263

Operating expenses:
Selling	644,446	666,841	1,986,247	2,046,932
General and administrative	447,816	479,031	1,291,830	1,460,323
Research and development	390,158	336,969	1,120,190	1,046,769
Amortization	49,839	49,322	148,645	147,967
Total operating expenses	1,532,259	1,532,163	4,546,912	4,701,991

Income (loss) from operations	222,779	(48,584)	1,046,517	315,272
Interest expense, net	(45,164)	(45,242)	(139,998)	(113,919)

Income (loss) before income taxes	177,615	(93,826)	906,519	201,353
Tax benefit (provision)	30,000	—	11,564	(17,414)

Net income (loss)	$207,615	$(93,826)	$918,083	$183,939

Net income (loss) per common share — basic and diluted	$.02	$(.01)	$.07	$.01

Weighted average common shares outstanding:
Basic	13,004,473	13,004,473	13,004,473	13,014,445
Diluted	13,124,527	13,004,473	13,158,649	13,133,019

See accompanying notes.

TECHNOLOGY FLAVORS & FRAGRANCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars) (Unaudited)

	For the nine months ended September 30,
	2002	2001

Cash flows from operating activities:
Net income	$918,083	$183,939
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	377,245	283,193
Stock option grant for consulting services	7,500	7,500
Provision for bad debts	60,000	—
Deferred rent	(65,487)	(2,180)
Changes in assets and liabilities:
Accounts receivables	(198,225)	(470,785)
Inventories	(83,611)	7,139
Prepaid expenses and other current assets	(73,867)	(62,650)
Other assets	(308,742)	(18,146)
Accounts payable	(222,339)	(33,199)
Accrued expenses	(178,693)	92,187

Net cash provided by (used in) operating activities	231,864	(13,002)

Cash flows from investing activities:
Purchase of fixed assets	(1,703,495)	(79,859)
Restricted cash	(303,515)	—
Notes receivable	26,115	—

Net cash used in investing activities	(1,980,895)	(79,859)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,200,000	—
Proceeds from revolving credit facility	11,900,000	11,075,000
Repayment of revolving credit facility	(12,361,038)	(11,036,061)
Issuance of common stock	—	2,982
Payment of capital lease obligations	(34,646)	(30,835)
Net cash provided by financing activities	1,704,316	11,086

Effect of exchange rate changes on cash	(9,722)	—

Decrease in cash and equivalents	(54,437)	(81,775)
Cash and cash equivalents — beginning of period	260,010	195,387

Cash and cash equivalents — end of period	$205,573	$113,612

Supplemental disclosure of non-cash investing activities: equipment acquired under capital lease obligations amounted to $11,679 in 2002 and $230,512 in 2001.

See accompanying notes.

TECHNOLOGY FLAVORS & FRAGRANCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

1.     BASIS OF PRESENTATION

Technology Flavors & Fragrances, Inc. (the “Company,” “us,” “we” or “our”) creates, develops and manufactures flavor and fragrance products used to provide or enhance flavors or fragrances in a wide variety of consumer and industrial products.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2001.

2.     INVENTORIES

Components of inventories are summarized as follows:

	September 30, 2002	December 31, 2001

Raw Materials	$1,960,081	$1,744,928
Finished Goods	1,102,545	1,234,087
	$3,062,626	$2,979,015

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

Intangible assets as of September 30, 2002 and December 31, 2001 are as follows:

	September 30, 2002	December 31, 2001

Formulations	$1,048,979	$1,048,979
Customer lists	86,105	86,105
	1,135,084	1,135,084
Accumulated amortization	(648,620)	(527,004)
	$486,464	$608,080

Amortization of intangible assets for the nine months ended September 30, 2002 and 2001 was $121,620 for each period.  The annual amortization expense expected for the years 2002 through 2006 is $162,154.

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

Outstanding borrowings under the 2002 Credit Facility bear interest at a rate equal to a prime lending rate plus one-quarter of a percentage point (5% at September 30, 2002).  Borrowings under the 2002 Credit Facility are subject to certain eligibility requirements relating to our receivables and inventories.  Outstanding borrowings are secured by substantially all of our assets, including our product formulations.  We must comply with certain financial and other covenants contained in the Loan and Security Agreement, including maintaining tangible net worth of at least $3,200,000, achieving annual cash flow, as defined, of at least $1.00 and incurring expenditures for capital assets of not more than $400,000 for year 2002 and $500,000 for each year thereafter, excluding capital expenditures made from proceeds received from our IDA Bond financing described below.  Our subsidiaries have guaranteed our obligations under the 2002 Credit Facility.  Borrowings under the 2002 Credit Facility at September 30, 2002 were $654,000 and $2,346,000 was available for additional borrowings in accordance with the terms of the 2002 Credit Facility.

5.               PURCHASE OF AMITYVILLE, NEW YORK FACILITY

In January 2002, we purchased the facility (which we had previously leased) for $1,500,000, transferred it to the Town of Babylon Industrial Development Agency, and then leased the facility from such agency for a term which expires on December 1, 2021.  Upon expiration of the lease term, we are entitled to repurchase the facility for a nominal sum.  The purchase was financed through the issuance of Town of Babylon Industrial Development Agency Variable Rate Revenue Bonds (“IDA Bonds”).  The principal amount of the IDA Bonds, $2,200,000, was used to finance the purchase of the building plus closing costs and future expenditures for building improvements and capital equipment.  The financing is structured as a monthly IDA variable rate demand revenue bond secured by a letter of credit with Wells Fargo Bank NA.  The interest rate for the month of September 2002 was 3.7% per annum including the letter of credit fee.

6.     EARNINGS PER SHARE

Basic net income per share is calculated using the weighted average number of shares of our common stock outstanding during the period.  Diluted net income per share for the three-month and nine-month periods ended September 30, 2002 and nine-month period ended September 30, 2001 was calculated using the weighted average common shares and common equivalent shares for the assumed exercise of stock options that were outstanding during the periods.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following information for the three-month and nine-month periods ended September 30, 2002 and September 30, 2001 have been derived from our unaudited consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2001.

	Three months ended September 30,				Nine months ended September 30,
	2002		2001		2002		2001
	(dollar amounts in thousands)

Net sales	$4,068	100.0%	$3,580	100.0%	$12,805	100.0%	$11,893	100.0%
Gross profit	1,755	43.1	1,484	41.5	5,593	43.7	5,017	42.2
Operating expenses:
Selling	644	15.8	667	18.7	1,986	15.5	2,047	17.2
General and administrative	448	11.0	479	13.4	1,292	10.1	1,460	12.3
Research and development	390	9.6	337	9.4	1,120	8.7	1,047	8.8
Amortization	50	1.2	50	1.4	149	1.2	148	1.2
Income (loss) from operations	223	5.5	(49)	(1.4)	1,046	8.2	315	2.7
Interest expense, net	(45)	(1.1)	(45)	(1.2)	(140)	(1.1)	(114)	(1.0)
Tax benefit (provision)	30	0.7	—	—	12	0.1	(17)	(0.1)
Net income (loss)	208	5.1	(94)	(2.6)	918	7.2	184	1.6

Net sales.  Net sales increased by $488,000, or 13.6%, to $4,068,000 for the three months ended September 30, 2002 from $3,580,000 for the same period last year and increased by $912,000, or 7.7%, to $12,805,000 for the nine months ended September 30, 2002 from $11,893,000 for the comparable nine-month period of 2001.  The increases were principally attributable to higher volume food and beverage flavor product sales to existing customers, and to a lesser extent, the introduction and sale of new beverage flavor products.

Gross profit.  Gross profit, as a percentage of sales, increased to 43.1% for the three months ended September 30, 2002 as compared to 41.5% for the same period last year and increased to 43.7% for the nine months ended September 30, 2002 as compared to 42.2% for the nine-month period of 2001.  The increases in gross profit for the 2002 periods were due primarily to higher gross margins on new flavor products sold in 2002 and favorable differences in product mix attributable to a lower concentration of sales to certain export customers where gross margins are generally lower.

Operating expenses:

                Selling expenses.  Selling expenses for the three months ended September 30, 2002 decreased by $23,000, or 3.4%, to $644,000 from $667,000 for the comparable 2001 period and decreased by $61,000, or 3.0%, to $1,986,000 from $2,047,000 for the comparable nine-month period of 2001 due principally to reductions in sales promotional expenses.

General and administrative expenses.  General and administrative expenses decreased by $31,000, or 6.5%, to $448,000 for the three months ended September 30, 2002 from $479,000 for the comparable 2001 period and decreased by $168,000, or 11.5%, to $1,292,000 for the nine months ended September 30, 2002 from $1,460,000 for the comparable nine-month period of 2001 due principally to cost savings measures and efficiency improvements implemented during the fourth quarter of 2001 and lower professional fees during the first half of 2002.

Research and development expenses.  Research and development expenses for the three months ended September 30, 2002 increased by $53,000, or 15.7%, to $390,000 for the three months ended September 30, 2002 from $337,000 for the comparable 2001 period and increased by $73,000, or 7.0%, to $1,120,000 for the nine months ended September 30, 2002 from $1,047,000 for the comparable nine-month period of 2001 due principally to a higher level of outside laboratory contract services and higher wages for the third quarter of 2002.

Amortization expense.  Amortization expense for the three months and nine months ended September 30, 2002 of $50,000 and $149,000, respectively, was consistent with such expenses in the comparable 2001 periods of $50,000 and $148,000, respectively.

Total operating expenses.  Total operating expenses remained approximately the same at $1,532,000 for the three months ended September 30, 2002 and September 30, 2001 and decreased by $155,000, or 3.3%, to $4,547,000 for the nine months ended September 30, 2002 from $4,702,000 for the comparable period in 2001.

Interest expense, net.  Interest expense remained approximately the same at $45,000 for the three months ended September 30, 2002 as compared to last year’s comparable period and increased by $26,000, or 22.8%, to $140,000 for the nine months ended September 30, 2002 from $114,000 for the comparable nine-month period of 2001.  During the three months ended September 30, 2002, the reduction in interest expense on our Revolving Credit Facility attributable to prevailing lower interest rates and lower borrowings was offset by interest costs relative to the issuance of IDA Bonds in January 2002 as described in “Liquidity and Capital Resources.”  During the six months ended June 30, 2002, the interest costs attributable to the IDA Bonds was partially offset by lower interest rates on our Revolving Credit Facility borrowings.

Tax benefit (provision).  The benefit for income taxes in 2002 principally represents overpayments of state franchise taxes and Federal alternative minimum tax in 2001 which will be refunded to us, while (provision) for income taxes in 2001 principally represents state franchise taxes and Federal alternative minimum tax.  There were no Federal income tax provisions for 2002 and 2001 since we had available net operating loss carryforwards for which valuation allowances have been recorded.

Net Income.  Net income was $208,000 and $918,000, respectively, for the three-month and nine-month periods ended September 30, 2002 as compared to net (loss) income for the comparable 2001 periods of $(94,000) and $184,000, respectively.

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

Outstanding borrowings under the 2002 Credit Facility bear interest at a rate equal to a prime lending rate plus one-quarter of a percentage point (5% at September 30, 2002).  Borrowings under the 2002 Credit Facility are subject to certain eligibility requirements relating to our receivables and inventories.  Outstanding borrowings are secured by substantially all of our assets, including our product formulations.  We must comply with certain financial and other covenants contained in the Loan and Security Agreement, including maintaining tangible net worth of at least $3,200,000, achieving annual cash flow, as defined, of at least $1.00 and incurring expenditures for capital assets of not more than $400,000 for year 2002 and $500,000 for each year thereafter, excluding those capital expenditures made from proceeds of the IDA Bonds financing described below.  Our subsidiaries have guaranteed our obligations under the 2002 Credit Facility.  Borrowings under the 2002 Credit Facility at September 30, 2002 were $654,000 and $2,346,000 was available for additional borrowings in accordance with the terms of the 2002 Credit Facility.

In January 2002, we purchased the facility (which we had previously leased) for $1,500,000, transferred it to the Town of Babylon Industrial Development Agency, and then leased the facility from such agency for a term which expires on December 1, 2021.  Upon expiration of the lease term, we are entitled to repurchase the facility for a nominal sum.  The purchase was financed through the issuance of Industrial Development Agency Revenue Bonds (“IDA Bonds”).  The principal amount of the IDA Bonds, $2,200,000, was used to finance the purchase of the building plus closing costs and future expenditures for building improvements and capital equipment.  The financing is structured as a monthly variable rate demand revenue bond secured by a letter of credit with Wells Fargo Bank NA.  The interest rate for the month of September 2002 was 3.7% per annum including the letter of credit fee.  The interest rate is reset monthly based on market conditions and the IDA Bonds mature in January 2022.

At September 30, 2002, our working capital increased by $1,329,000, or 48%, to $4,111,000 from $2,782,000 at December 31, 2001 due principally to the addition of escrowed cash from our IDA Bond financing and positive cash flow from operations which contributed to reductions in our Revolving Credit Facility and reductions in payables and accrued expenses.  We are committed under non-cancellable operating and capital leases for the upcoming year of approximately $172,000.

ITEM 3. — CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures.  The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB (the “Evaluation Date”)), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

(b)       Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.  As a result, no corrective actions were taken.

PART II – OTHER INFORMATION

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

Dated:   October 23, 2002

TECHNOLOGY FLAVORS & FRAGRANCES, INC.

By	/s/ Joseph A. Gemmo
Joseph A. Gemmo
Vice President and Chief Financial Officer
(Principal Financial Officer and Officer Duly
Authorized to Sign on Behalf of Registrant)

CERTIFICATIONS

I, Philip Rosner, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Technology Flavors & Fragrances, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarter report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 23, 2002

/s/ Philip Rosner
Philip Rosner
Chairman and Chief Executive Officer

I, Joseph A. Gemmo, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Technology Flavors & Fragrances, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarter report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 23, 2002

/s/ Joseph A. Gemmo
Joseph A. Gemmo
Vice President and Chief Financial Officer