Form 10KSB
period 2002-12-31
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 2003-03-24
CIK 1000048

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2002

|_| TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______to ______

                           Commission File No. 0-26682

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                 (Name of Small Business Issuer in its Charter)

          Delaware                           10 Edison Street East                     11-3199437
(State or other Jurisdiction of            Amityville, New York 11701                (I.R.S. Employer
 Incorporation or Organization)      (Address of Principal Executive Offices)      Identification Number)

                                 (631) 842-7600
                (Issuer's Telephone Number, Including Area Code)

           Securities to be registered under Section 12(b) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of Class)

           Securities to be registered under Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of class)

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

                                                        Yes    X       No  ____
                                                            --------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     The Issuer's revenues for the fiscal year ended December 31, 2002 were $16,766,678.

     The aggregate market value of Registrant's voting stock (Common Stock) held by non-affiliates on March 17, 2003 was approximately $7,185,000 based on the closing sale price of the Common Stock on such date of U.S. $.77 per share, as reported by the American Stock Exchange.

     The number of shares outstanding of each class of the issuer's common equity as of March 17, 2003 was:

          Common Stock, par value $0.01 per share                    12,793,773
                            Class

          Documents Incorporated by Reference:  None

          Transitional Small Business Disclosure Format: Yes         No  X
                                                            ------     -----


                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                        2002 Annual Report on Form 10-KSB
                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
PART I  .................................................................................................1
     Item 1       Description of Business................................................................1
     Item 2       Description of Property................................................................4
     Item 3       Legal Proceedings......................................................................4
     Item 4       Submission of Matters to a Vote of Security Holders....................................4

PART II..................................................................................................5
     Item 5       Markets for Common Equity and Related Stockholder Matters..............................5
     Item 6       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations .................................................................7
     Item 7       Financial Statements .................................................................10
     Item 8       Changes In and Disagreements with Accountants on Accounting
                  and Financial Disclosure   ...........................................................10

PART III................................................................................................11
     Item 9       Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.....................................11
     Item 10 Executive Compensation.....................................................................14
     Item 11 Security Ownership of Certain Beneficial Owners and Management............................ 17
     Item 12 Certain Relationships and Related Transactions.............................................19
     Item 13 Exhibits and Reports on Form 8-K ..........................................................19
     Item 14 CONTROLS AND PROCEDURES....................................................................20

SIGNATURES .............................................................................................21

CERTIFICATIONS .........................................................................................22

FINANCIAL STATEMENTS ...................................................................................F-1

                                     PART I



ITEM 1            DESCRIPTION OF BUSINESS

Introduction

     Technology Flavors & Fragrances, Inc. creates, develops, manufactures and markets flavors and fragrances that are incorporated by our customers into a wide variety of consumer and institutional products, including natural and artificially flavored beverages, confections, foods, pharmaceuticals, aromatherapy essential oils, perfumes and health and beauty products. We believe our proprietary formulations are currently used in more than 1,200 products sold by more than 500 companies worldwide, approximately 50 of which are Fortune 1,000 companies. Our executive offices, manufacturing, research and development, sales and marketing, and distribution facilities are located in Amityville, New York. We also have sales, marketing and warehouse facilities located in Inglewood, California, Toronto, Canada and Santiago, Chile.

     Unless the context otherwise requires, (i) the terms "TFF", "company", "our", "we" or "us" refer to Technology Flavors & Fragrances, Inc., a Delaware corporation, together with its wholly-owned subsidiaries, Technology Flavors & Fragrances, Inc. (Canada), and Technology Flavors & Fragrances S.A. (Chile), and
(ii) all references to "dollars" refer to U.S. dollars.

Background

     We were incorporated in 1989 under the name "Aroma Globe, Inc." In 1991, we changed our name to "Technology Flavors & Fragrances, Inc." when we acquired the assets and business of another company by that name. Since then, we have expanded our operations primarily through acquisitions of other businesses and internal growth. In 1993, we acquired most of the assets of the Fragrance Division of F&C International Inc. ("F&C Fragrance Division"). The F&C Fragrance Division was engaged in the business of developing, manufacturing, marketing and selling, domestically and internationally, fragrance products for personal care, cosmetic and toiletry, household, industrial and commercial products.

     In 1994, we completed concurrent offerings of a total of 5,000,000 shares of our Common Stock, of which (i) 4,670,000 shares were sold to the public in the Canadian Provinces of Ontario and British Columbia at a price of Cdn. $2.00 per share and (ii) 330,000 shares were sold privately in the United States for the equivalent price of U.S. $1.44 per share. In addition, our Common Stock was listed on the Toronto Stock Exchange in 1994. The proceeds of these sales were used to pay debt incurred to acquire the assets of the F&C Fragrance Division.

Industry Overview

     We believe that changes in consumer buying habits and preferences over the past few years have impacted on the industry as a whole and have contributed to a demand for new and innovative products. We believe that there is a trend toward more natural foods in the marketplace, requiring manufacturers to produce more naturally flavored products. Not only has this translated into a steady shift from artificial to natural ingredients, but we believe it is also placing greater emphasis on producing flavors that more effectively impart "natural" tastes in processed foods. We believe that a growing desire among consumers to adopt a healthier lifestyle is increasing the demand for lighter, healthier foods. This has posed new challenges for us to develop ways of replacing the tastes which are lost when sugar, salt, fat and cholesterol are reduced or eliminated from traditional food preparation.

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

Products

     Our principal product categories include natural flavors, artificial flavors and fragrances. The five largest end-user categories of our products are beverages, baked goods, confections, cosmetics and soaps and detergents. Our flavor products, produced from our proprietary formulations, are sold primarily to the beverage and food industries. Examples of consumer products containing our flavor products include confections, toothpaste, chewing gums, prepared foods, ice creams, animal feeds, candy, alcoholic and non-alcoholic beverages, poultry, seafood and processed meats.

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

Research and Development

     Our research and development activities are conducted principally at our Amityville, New York facility. We maintain research and development laboratories as well as applications laboratories, both of which we believe are necessary for the development of high quality flavor and fragrance compounds. Our processed flavor laboratory utilizes amino acids and sugars in a water medium to produce meat, poultry and roasted flavors and aromas. We currently offer new and innovative products developed in this laboratory.

     We believe that one of the most fundamental challenges in creating flavor and fragrance formulations, from a technical standpoint, is the development of flavors and fragrances which are able to (i) withstand the rigors of processing, storage and final preparation, and (ii) maintain the integrity of the basic taste and scent characteristics for the useful life of the final product. In the case of certain products, such as perfumes, colognes and frozen foods, the potential shelf life of the product may be a period of up to one year.

During the past several years, the flavor industry has had to respond to new demands by consumers for:
-    products with little or no cholesterol, fat, sugar or salt,
-    products that withstand microwaving or freezing, and
-    products that contain more natural ingredients.

     Each of these demands results in taste differences from what consumers have come to expect so that new flavor formulations are necessary to satisfy taste expectations. Consequently, we believe our research and development abilities are increasingly important for flavor products.

     We spent $1,481,000 and $1,383,000 in research and development during 2002 and 2001, respectively. We expect our research and development expenses to remain approximately at this level during year 2003.

Raw Materials

     We utilize a significant number of different raw materials in the preparation of our flavor and fragrance formulations. We devote considerable effort to ensuring that these ingredients remain uniform and consistent over time - a critical process because many of the raw materials we use are inherently unstable or are derived from plants that vary naturally with seasons and crop years. Accordingly, we routinely test and analyze shipments of raw materials for compliance with specifications we set.

     We purchase raw materials from numerous suppliers. For the year ended December 31, 2002, no single supplier provided us with more than approximately 15% of our raw material requirements. Our three largest suppliers provided us with approximately 21% of our raw material requirements. Although there can be no assurance, we believe that alternate sources of raw materials are available in the event of an interruption in the supply of raw materials from a single supplier.

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

Customers

     We believe our products are currently used in more than 1,200 products sold by more than 500 companies worldwide, approximately 50 of which are Fortune 1,000 companies. We work with our customers in the development of specific flavors or fragrances for a particular end product. For the years ended December 31, 2002 and 2001, no one customer accounted for more than 10% of our sales, and our top ten customers accounted for approximately 46% and 44% of our sales, respectively.

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

Employees

     At March 17, 2002, we had 60 employees, all of whom were employed full-time. Of our total employees, five were employed in management, 10 were employed in administrative and purchasing, eight were employed in sales and marketing, 20 were employed in production and warehousing, 13 were employed in research and development and quality control, and four were employed in customer service. We consider our relationship with our employees to be satisfactory. None of our employees is subject to a collective bargaining agreement.

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

Forward-Looking Statements

     Certain statements made herein, including without limitation, statements containing the words "believes," "anticipates," "may," "intends," "expects," and words of similar import constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties, and other factors, which may cause actual company results to differ materially from expectations. Such factors include the following: (i) technological, manufacturing, quality control or other circumstances which could delay the sale or shipment of products; (ii) economic, business, and competitive conditions in the industry and technological innovations which could affect the company's business; and (iii) the company's ability to protect its trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the company. Certain of these factors are discussed in more detail elsewhere in this Form 10-KSB, including, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our forward-looking statements speak only as to the date hereof and we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

ITEM 2   DESCRIPTION OF PROPERTY

     Our principal facility is a 35,000-square-foot headquarters and production facility located at 10 Edison Street East, Amityville, New York. In January 2002, the Company purchased the facility (which it had previously leased), transferred it to the Town of Babylon Industrial Development Agency, and then leased the facility from such agency for a term which expires on December 1, 2021. Upon expiration of the lease term, we are entitled to repurchase the facility for a nominal sum. We also occupy a 6,000 square-foot warehouse under a lease which expires in 2006 and a 4,000 square-foot warehouse on a month-to-month lease, both of which adjoin our headquarters and production facility. We also lease sales, warehouse and customer service facilities in Inglewood, California, Toronto, Canada, and Santiago, Chile. We believe that we can renegotiate existing leases as they expire or lease alternative properties on acceptable terms. We believe our current facilities are adequate for our current and anticipated operations.

ITEM 3            LEGAL PROCEEDINGS

     We are not a party to any pending legal proceedings which if adversely determined would reasonably be expected to have a materially adverse effect on our business.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-KSB, to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II



ITEM 5   MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Toronto Stock Exchange. Our Common Stock is listed on the Toronto Stock Exchange, or TSE (Symbol: "TFF"). The following table sets forth the reported high and low closing prices (as reported by the TSE) for our Common Stock for each calendar quarter from January 1, 2001 through March 17, 2003, in Canadian dollars and translated into U.S. dollars at the exchange rates in effect on the last day of such period.


                                                                                High                               Low
                                                                       -----------------------          ------------------------
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

2002
   First Quarter                                                       Cdn. $2.50 (U.S. $1.58)          Cdn. $1.45  (U.S. $ 0.92)
   Second Quarter                                                      Cdn.  1.50 (U.S.  0.99)          Cdn.  1.50  (U.S.   0.99)
   Third Quarter                                                       Cdn.  1.50 (U.S.  0.96)          Cdn.  1.50  (U.S.   0.96)
   Fourth Quarter                                                      Cdn.  1.50 (U.S.  0.96)          Cdn.  1.50  (U.S.   0.96)

2003
   First Quarter (through March 17, 2003)                              Cdn. $1.50 (U.S. $0.96)          Cdn. $1.50  (U.S. $ 0.96)

         The closing price of our Common Stock on the TSE on March 17, 2003 was Cdn. $1.50 (U.S. $0.96)

     American Stock Exchange. Our Common Stock is listed on the American Stock Exchange, or AMEX (Symbol: "TFF"). The following table sets forth the range of high and low closing prices in U.S. Dollars (as reported by the AMEX) for our Common Stock for each calendar quarter from January 1, 2001 through March 17, 2003.

                                                                          High               Low
                                                                       -------------      -----------
2001
   First Quarter                                                        U.S. $ 1.375      U.S. $ 0.88
   Second Quarter                                                       U.S.    1.22      U.S.   0.99
   Third Quarter                                                        U.S.    1.28      U.S.   0.75

   Fourth Quarter                                                       U.S.    1.75      U.S.   0.70

2002
   First Quarter                                                        U.S.  $ 1.20      U.S. $ 0.80
   Second Quarter                                                       U.S.    1.40      U.S.   0.90
   Third Quarter                                                        U.S.    1.18      U.S.   0.95
   Fourth Quarter                                                       U.S.    1.08      U.S.   0.87

2003
   First Quarter (through March 17, 2003)                               U.S.  $ 0.94      U.S. $ 0.71

         The closing price of our Common Stock on the AMEX on March 17, 2003 was U.S. $0.77.



Holders

         At March 17, 2003, we had approximately 750 stockholders of record.

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

Recent Sales of Unregistered Securities

     In June 2001 and October 2001, we issued stock options to purchase 100,000 shares of our Common Stock to each of two investor relations consulting firms of which 25,000 option shares had vested at December 31, 2001. The expense related to such options amounted to $7,500 in 2002 and $12,500 in 2001. Of such issued options, 85,000 were cancelled in October 2001 and 15,000 options expired in January 2002. The sales of securities described above were made in reliance upon an exemption from the registration provisions set forth in Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following information for the years ended December 31, 2002 and 2001 has been derived from our audited consolidated financial statements and should be read in conjunction with such statements and the notes thereto included elsewhere in this Annual Report on Form 10-KSB. The information for the year ended December 31, 2000 is derived from the Company's audited consolidated financial statements for the year ended December 31, 2000, which are not included in this Annual Report on Form 10-KSB.

                                                                                     Years ended December 31,
                                                                ------------------------------------------------------------------
                                                                      2002                    2001                    2000
                                                                ------------------      ------------------      ------------------
                                                                              (dollar amounts in thousands)
Net sales...................................................... $ 16,767    100.0%      $ 15,721    100.0%      $ 15,554    100.0%
Gross profit...................................................    7,023      41.9         6,324      40.2         6,322      40.6
Operating expenses:
    Selling....................................................    2,763      16.4         2,742      17.4         2,530      16.3
    General and administrative.................................    1,753      10.5         2,114      13.4         1,948      12.5
    Research and development...................................    1,481       8.8         1,383       8.8         1,366       8.8
    Amortization...............................................      195       1.2           215       1.4           220       1.4
    Severance, restructuring costs and abandoned merger costs..        -         -           451       2.9            38       0.2
Income (loss) from operations..................................      831       5.0          (581)      3.7           220       1.4
Loss on investment.............................................        -         -           (50)      0.3             -         -
Interest expense, net..........................................     (181)      1.1          (135)      0.9          (170)      1.1
Tax benefit (provision)........................................       16       0.1           (10)      0.1           (27)      0.2
Income (loss) from continuing operations.......................      666       4.0          (776)      5.0            23       0.1
Gain on disposal of discontinued operations....................        -         -             -         -           248       1.6
Net income  (loss).............................................      666       4.0          (776)      5.0           271       1.7


Net sales. Net sales increased 6.7% to $16,767,000 in 2002 from $15,721,000 in 2001 due principally to increased volume of business for existing customers of our food and beverage products. Net sales of $15,721,000 in 2001 was comparable to the net sales of $15,554,000 in 2000.

Gross profit. Gross profit in 2002, as a percentage of net sales, increased 1.7% to 41.9% on net sales of $16,767,000 in 2002 from 40.2% on net sales of $15,721,000 in 2001 due principally to higher gross profit margins on new beverage flavor products and, to a lesser extent, greater efficiencies attributable to higher sales volume.

Operating expenses:

     Selling expenses. Selling expenses of $2,763,000 in 2002 were comparable to the selling expense in 2001 of $2,742,000. Selling expenses increased by $212,000, or 8.4%, to $2,742,000 in 2001 from $2,530,000 in 2000 due principally to increases in marketing and media advertising expenses and travel expenses.

     General and administrative expenses. General and administrative expenses decreased by $361,000, or 17.0%, to $1,753,000 in 2002 from $2,114,000 in 2001 due principally to (a) lower administrative personnel costs of $164,000, including terminations of our President and Controller during the later part of 2001, (b) decreased professional and consulting fees of $84,000, (c) decreased bad debt expenses of $120,000, and (d) elimination of rent expense of $40,000 allocated to general and administrative when we purchased our previously rented facilities in January 2002. Such decreases were partially offset by bonuses paid to administrative personnel. General and administrative expenses increased by $166,000, or 8.5%, to $2,114,000 in 2001 from $1,948,000 in 2000 due principally to certain customer bankruptcies and other bad debt write-offs totalling $236,000, partially offset by operating cost reductions relative to our cost reduction program implemented during the fourth quarter of 2001.

     Research and development expenses. Research and development expenses increased by $98,000, or 7.1%, to $1,481,000 in 2002 from $1,383,000 in 2001 due principally to additional hiring of personnel and higher levels of outside laboratory contract services to support the increased level of research and development activities. Research and development expenses increased by $17,000, or 1.2%, to $1,383,000 in 2001 from $1,366,000 in 2000 due principally to an increase in outside laboratory contract services.

     Amortization expense. Amortization expense decreased by $20,000 to $195,000 in 2002 from $215,000 in 2001 due principally to lower amortization expenses associated with the Company's revolving credit facility financing. Amortization expense of $215,000 in 2001 was comparable to last year's expense of $220,000.

     Severance, restructuring costs and abandoned merger costs. During the fourth quarter of 2001, we implemented a company-wide cost reduction and restructuring program which resulted in the elimination of our President, Controller and other personnel and the reduction of certain other operating costs. Severance costs relative to such terminations amounted to $281,000. In addition, we incurred $170,000 of costs associated with an abandoned merger opportunity. During 2000, we incurred $38,000 of costs associated with our evaluation of a potential strategic business opportunity. No such costs were incurred in 2002.

     Total operating expenses. Total operating costs decreased by $713,000, or 10.3%, to $6,192,000 in 2002 from $6,905,000 in 2001 as a result of the factors described above. Without giving effect to the write-offs of severance, restructuring costs and abandoned merger costs aggregating $451,000 in 2001, total operating costs decreased by $262,000, or 4.1%, in 2002. Total operating expenses increased by $803,000, or 13.2%, to $6,905,000 in 2001 from $6,102,000 in 2000 as a result of the factors described above. Without giving effect to the write-offs of severance, restructuring costs, abandoned merger costs and bad debts aggregating $687,000 in 2001 and such costs aggregating $46,000 in 2000, total operating expenses increased by $162,000, or 2.7%, in 2001.

Loss on investment. In 2001, the Company wrote-off an investment of $50,000 which was determined not recoverable. No such investment losses occurred in 2002.

Interest expense, net. Interest expense, net increased by $46,000 to $181,000 in 2002 from $135,000 in 2001 due principally to the issuance of Industrial Development Agency bonds in January 2002 relative to the purchase of our operating facilities, and to a lesser extent, lower level of borrowing under our 2002 revolving credit facility. Interest expense, net decreased by $35,000 to $135,000 in 2001 from $170,000 in 2000 due principally to lower levels of borrowings under our 1999 credit facility and lower interest rates in 2001.

Provision for income taxes. In 2002, we received additional tax refunds of $16,000 from prior years amended tax returns which resulted in a tax benefit for 2002. The tax provision in 2001 principally represents state franchise taxes and Federal alternative minimum tax.

Net income (loss). Net income for 2002 was $666,000 as compared to a net loss of $(776,000) in 2001 (including severance, restructuring costs, abandoned merger costs aggregating $451,000 as described above).

Foreign Operations

     Approximately 7% and 5% of our net sales for the years ended December 31, 2002 and 2001, respectively, were derived from sales denominated in foreign currencies, principally in Canada. The effect of foreign currency exchange rate fluctuations on such sales is largely offset to the extent expenses of our international operations are incurred and paid for in the same currencies as those of our sales.

Export Sales

     For the years ended December 31, 2002 and 2001, export sales were approximately 29% and 26%, respectively, of total net sales. Our export sales are made to entities located primarily in Canada and Central and South America. Receivables from such foreign sales at December 31, 2002 and 2001 amounted to approximately 59% and 37%, respectively, of total accounts receivable.

Critical Accounting Policies

General: Our discussion and analysis of the Company's financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories and intangible assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 to the consolidated financial statements included herein. We believe certain accounting policies related to the valuation of inventories, the allowance for doubtful accounts and the impairment of intangible assets to be critical policies due to the estimation processes involved in each.

Inventory Valuation: Inventories are stated at the lower of cost (first-in, first-out method) or market. We evaluate the need to record adjustments for impairment of inventory on a quarterly basis. Obsolete inventory or inventory in excess of management's estimated usage requirements is written-down to its estimated market value, if less than its cost. Inherent in the estimates of market value are management's estimates related to our future manufacturing schedules, customer demand, and possible alternative uses and ultimate realization of excess inventory.

Allowance for Doubtful Accounts: We evaluate the need to record adjustments to the allowance for doubtful accounts on a quarterly basis. We make estimates of the recoverability of accounts receivable based on customer specific factors as well as our past experience.

Intangible Asset Impairment: In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If it is determined that impairment indicators are present and that the assets will not be fully recoverable, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset, and a material decrease in the fair value of some or all of the assets. Changes in strategy and/or market conditions could significantly impact these assumptions, and thus we may be required to record impairment charges for these assets. We adopted SFAS No. 144 effective January 1, 2002, and the adoption of the Statement had no impact on our consolidated financial position or results of operations.

The critical accounting policies described herein and the impact of management's accounting estimates and methodology on our financial statements have been discussed with our Audit Committee.

Liquidity and Capital Resources

     Historically, our financing needs have been met through issuance of equity and debt securities and commercial bank loans. In April 2002, we entered into a five-year term Loan and Security Agreement with a lender which replaced the revolving credit facility entered into in 1999. We call this new revolving credit facility the 2002 Credit Facility. The maximum line of credit under the 2002 Credit Facility was initially set at $3,000,000 but may be increased at our option to $4,000,000 at any time through June 30, 2004.

     Outstanding borrowings under the 2002 Credit Facility bear interest at a rate equal to a prime lending rate plus one-quarter of a percentage point (4.75% at December 31, 2002). Borrowings under the 2002 Credit Facility are subject to certain eligibility requirements relating to our receivables and inventories. Outstanding borrowings are secured by substantially all of our assets, including our product formulations. We must comply with certain financial and other covenants contained in the Loan and Security Agreement, including maintaining tangible net worth of at least $3,200,000, achieving annual cash flow, as defined, of at least $1.00 and incurring expenditures for capital assets of not more than $400,000 for year 2002 and $500,000 for each year thereafter, excluding those capital expenditures made from proceeds of the IDA Bonds financing described below. Our subsidiaries have guaranteed our obligations under the 2002 Credit Facility. Borrowings under the 2002 Credit Facility at December 31, 2002 were $973,000 and $2,027,000 was available for additional borrowings in accordance with the terms of the 2002 Credit Facility.

     In January 2002, we purchased the facility (which we had previously leased) for $1,500,000, transferred it to the Town of Babylon Industrial Development Agency, and then leased the facility from such agency for a term which expires on December 1, 2021. Upon expiration of the lease term, we are entitled to repurchase the facility for a nominal sum. The purchase was financed through the issuance of Industrial Development Agency Revenue Bonds ("IDA Bonds"). The principal amount of the IDA Bonds, $2,200,000, was used to finance the purchase of the building plus closing costs and future expenditures for building improvements and capital equipment. The financing is structured as a monthly variable rate demand revenue bond secured by a letter of credit with Wells Fargo Bank NA. The interest rate for the month of December 2002 was 3.3% per annum, including the letter of credit fee. The interest rate is reset monthly based on market conditions and the IDA Bonds mature in January 2022. In December 2002, we made an annual principal installment payment of $70,000.

     At December 31, 2002, our working capital increased by $707,000, or 25%, to $3,489,000 from $2,782,000 at December 31, 2001 due principally to the addition of escrowed cash from our IDA Bond financing and positive cash flow from operations which contributed to reductions in our Revolving Credit Facility and reductions in payables and accrued expenses.

     At December 31, 2002, our contractual cash obligations and commitments relating to our debt obligations and lease payments during the next five years are as follows:

Contractual
Obligations                       Less than 1-year     1-3 years     4-5 years     Thereafter          Total
-----------                       ----------------     ---------     ---------     ----------        ----------
Operating leases................     $ 112,084        $ 107,420       $      -          $   -         $ 219,504
Capital leases..................        84,604          161,095              -              -           245,699
2002 Credit Facility (*)........             -                -        973,338              -           973,338
Long-term debt..................        80,000          165,000        175,000      1,710,000         2,130,000
                                     ---------        ---------     ----------     ----------        ----------
       Total                         $ 276,688        $ 433,515     $1,148,338     $1,710,000        $3,568,541
                                     =========        =========     ==========     ==========        ==========

(*)  The 2002 Credit Facility matures in April 2007.

     We believe that the existing cash balances together with cash generated from operations and amounts available under the 2002 Credit Facility will be sufficient to meet our projected working capital and other cash flow requirements for the foreseeable future.

ITEM 7            FINANCIAL STATEMENTS

     Our audited consolidated financial statements for the years ended December 31, 2002 and 2001 begin on page F-1 of this Annual Report on Form 10-KSB.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company filed a current report on Form 8-K with the Securities and Exchange Commission on June 24, 2002 with respect to such form's Item 4, Changes in Registrant's Certifying Accountants.

                                    PART III

ITEM 9            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Concerning our Board of Directors and Executive Officers

     The following table sets forth certain information, as of March 17, 2003, concerning our directors and executive officers:

      Name                           Age     Positions with the Company
      ----                           ---     --------------------------
      Philip Rosner..............     67     Chairman of the Board of Directors and Chief Executive Officer
      A. Gary Frumberg...........     69     Director and Executive Vice President
      Joseph A. Gemmo............     57     Vice President, Chief Financial Officer, Secretary and Treasurer
      Ronald J. Dintemann........     59     Vice President Operations
      Harvey Farber..............     62     Senior Vice President-Flavor Division
      Sean Deson.................     39     Director
      Werner F. Hiller...........     66     Director
      Irwin D. Simon.............     44     Director

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

     Sean Deson has been a Director of our company since June 1998. Mr. Deson is currently the Managing Partner of Deson Ventures, a private equity investment firm. Prior thereto, Mr. Deson was a Senior Vice President in the Investment Banking Division of Donaldson, Lufkin & Jenrette Securities Corporation, or DLJ. Mr. Deson served in various capacities at DLJ since 1990, primarily as an advisor, financier and investor. Mr. Deson also serves as the interim Chief Executive Officer and is a member of the Board of Directors of ActiveWorlds, Inc., a company quoted on the OTC Bulletin Board, SystemsFusion, Inc., Fastxchange and Liquidxs.

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

     There is no family relationship between any director or executive officer of the Company and any other director or executive officer of the Company.

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

     Audit Committee. The Audit Committee recommends to the Board of Directors the firm to be selected each year as independent auditors of our financial statements and to perform services related to such audit. The Audit Committee also has responsibility for:

-    reviewing the scope and results of the audit with the independent auditors,

- reviewing our financial condition and results of operations with management,

- considering the adequacy of the internal accounting, bookkeeping and control procedures, and

- reviewing any non-audit services and special engagements to be performed by the independent auditors and considering the effect of such performance on the auditors' independence.

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

Director Compensation

     During 2002 and 2001, each of our non-employee directors was paid a $10,000 annual fee plus $500 for each formal meeting attended. Effective January 1, 2003, the annual fee for each outside Director was increased from $10,000 to $20,000, and each director continues to receive $500 for each formal Board meeting actually attended. Alternatively, an outside director may, at his option and in lieu of such cash remuneration, elect to receive a non-qualified stock option grant for such earned fees. In addition, directors are reimbursed for reasonable expenses actually incurred in connection with attending each formal meeting of the Board of Directors or any committee thereof. Our outside directors currently are Messrs. Deson, Hiller and Simon.

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

Compliance With Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our Common Stock (collectively, the "Reporting Persons") file with the Securities and Exchange Commission (the "Commission") (and, if such security is listed on a national securities exchange, with such exchange) various reports as to their ownership of and activities relating to such Common Stock. Such Reporting Persons are required by Commission regulations to furnish us with copies of all Section 16 (a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from Reporting Persons, and without conducting any independent investigation of our own, in 2002, all Forms 3, 4 and 5 were timely filed with the Commission by such Reporting Person.

ITEM 10  EXECUTIVE COMPENSATION

     The following summary compensation table sets forth the aggregate compensation paid to or earned by our Chairman of the Board and Chief Executive Officer and the other four most highly compensated executive officers of our company (other than the Chairman of the Board and Chief Executive Officer) whose total annual salaries and bonuses exceeded $100,000 for the year ended December 31, 2002 (the "Named Executive Officers"):

                                                                        SUMMARY COMPENSATION TABLE

                                                                             Annual Compensation
                                                           --------------------------------------------------------   Awards:
                                                                                                                      Securities
                                                                                                   Other Annual       Underlying
Name and Principal Position                       Year          Salary              Bonus         Compensation (1)    Options/SARs
                                                  ----          ------              -----         --------------      ------------
Philip Rosner...............................      2002          $243,338           $60,000(2)        $ 8,424               -
Chairman of the Board and Chief Executive         2001          231,750              4,457             8,424         200,000(3)
Officer                                           2000          231,750             13,111             8,424               -

A. Gary Frumberg............................      2002          224,952             30,000(2)         10,692               -
Director and Executive Vice President             2001          214,240              4,120            10,692         150,000(4)
                                                  2000          214,240             12,120            10,692               -

Harvey Farber...............................      2002          174,825             12,000             3,437          25,000(5)
Senior Vice President-Flavor Division             2001          160,500              3,202             3,437               -
                                                  2000          160,500              8,971             3,437               -

Ronald J. Dintemann.........................      2002          151,842             11,000            12,329          25,000(5)
Vice President-Operations                         2001          144,612              2,781            12,329               -
                                                  2000          144,612              8,181            12,329               -

Joseph A. Gemmo.............................      2002          146,219             11,000             6,313               -
Vice President, Chief Financial Officer,          2001          139,256              2,678             6,313          50,000(6)
Secretary and Treasurer                           2000          139,256              7,878             6,313               -


(1) Represents expenses in connection with the personal use of company automobiles and life insurance policies on the life of such executive.

(2) Represents bonuses paid pursuant to our Management Incentive Plan plus additional bonuses of $40,000 and $13,000 paid to Messrs. Rosner and Frumberg, respectively, approved by our Board of Directors.

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

(5) Represents ten-year stock options to purchase 25,000 shares of our Common Stock granted in May 2002 under our 1999 Stock Option Plan at an exercise price of $1.05 per share.

(6) Represents ten-year stock options to purchase 50,000 shares of our Common Stock granted in May 2001 under our 1996 Stock Option Plan at an exercise price of $1.00 per share.

Stock Option Grants in 2002

     The following table sets forth certain information concerning individual stock option grants during the year ended December 31, 2002 to the Named Executive Officers.

                                       Number of             % of Total
                                       Securities           Options/SARs
                                       Underlying            Granted to
                                      Options/SARs          Employees in           Exercise Price            Expiration
     Name                               Granted             Fiscal Year              Per Share                   Date
     ----                             ------------          ------------           ---------------           ------------
     Ronald J. Dintemann......            25,000                  28%                   $1.05                   5/21/12
     Harvey Farber............            25,000                  28%                   $1.05                   5/21/12

Aggregate Stock Option Exercises in 2002 and 2001 Year-End Stock Option Values

     The following table provides certain information concerning each exercise of stock options during the year ended December 31, 2002 by each of the Named Executive Officers and the year-end value of unexercised stock options. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.

                                Number of                           Number of Unexercised            Number of Unexercised
                                 Shares                                  Options at                 In-the-Money Options at
                               Acquired on         Value              December 31, 2002                December 31, 2002
  Name                          Exercise        Realized ($)      Exercisable/Unexercisable      Exercisable/Unexercisable (1)
  ----                         ------------    -------------      -------------------------      -----------------------------
  Philip Rosner........            -                -                 166,667/133,333                    2,000/4,000
  A. Gary Frumberg.....            -                -                 150,000/100,000                    2,000/4,000
  Harvey Farber........            -                -                   72,000/33,000                        780/520
  Ronald J. Dintemann .            -                -                  112,000/33,000                     27,780/520
  Joseph A. Gemmo......            -                -                  178,667/41,333                        780/520

(1) Value of unexercised "in-the-money" options is equal to the difference between the closing per share price of our Common Stock on the AMEX at December 31, 2002 ($ .94) and the option exercise price per share multiplied by the number of shares subject to options.

Employment Agreements

     In May 2002, we entered into three-year employment agreements with each of the Company's five Named Executive Officers containing terms and conditions which are, except for the respective amounts of salary compensation, substantially similar. The employment agreements provide for the respective annual base salaries for each Named Executive Officer, as in effect as of the date of his employment agreement, which may be increased by the Board of Directors at any time, and that each such officer shall be entitled to bonuses or other forms of incentive compensation pursuant to the Company's Management Incentive Plan subject to the discretion of the Board of Directors. The employment agreements contain, among other things, customary noncompetition and confidentiality provisions. Under the employment agreements, each Named Executive Officer is also entitled to (i) participate in all fringe benefit programs provided by the Company to its executive officers and (ii) provision of an automobile with a lease value of up to $900 per month and reimbursement for related automotive expenses in accordance with the Company's requirements and established practices. Effective January 1, 2003, the annual base salary for each Named Executive Officer was increased to the following amounts: Philip Rosner, Chairman and Chief Executive Officer, $275,000; A. Gary Frumberg, Executive Vice President, $250,000; Harvey Farber, Senior Vice President-Flavor Division, $183,600; Ronald J. Dintemann, Vice President Operations, $159,500; and Joseph A. Gemmo, Vice President and Chief Financial Officer, $159,500.

     If the Company terminates a Named Executive Officer's employment before expiration of the respective employment agreement term without Cause (as defined), such officer will be entitled, as severance, to the ongoing payment of his salary for the entirety of the portion of the term which remains after the termination date. Also, the Company shall continue, at its expense, to provide such terminated officer with all medical benefits for the remainder of the employment agreement term.

     For purposes of the employment agreements, "Cause" would exist if a Named Executive Officer (i) willfully or repeatedly fails in any material respect to satisfactorily perform his duties and obligations as provided in the employment agreement; (ii) has been convicted of a crime or has entered a plea of guilty or nolo contendere with respect thereto; (iii) has committed any act in connection with his employment which involved fraud, gross negligence, misappropriation of funds, dishonesty, disloyalty, breach of fiduciary duty or any other misconduct injurious to the Company or any affiliate thereof; (iv) has engaged in any conduct which in the Company's reasonable determination is likely to adversely affect in any material respect the reputation or public image of the Company or any affiliate thereof; (v) has breached any of the restrictive covenants contained in the employment agreement regarding noncompetition, nonsolicitation of customers or supplies, or nondisclosure of information; or (vi) has materially breached his employment agreement in any manner other than those set forth above.

     If prior to the expiration of an employment agreement term, but following or in connection with, as a result of or in anticipation of a Change of Control (as defined) of the Company or Potential Change of Control (as defined) of the Company, a Named Executive Officer's employment is terminated by the Company without Cause or by such officer for Good Reason (as defined), the Company shall pay the officer as severance in a lump sum within 30 days after the termination date (i) all amounts of his salary for the entirety of the portion of the term which remains after the termination date and (ii) an amount equal to six months' salary. In addition, the Company shall, at its expense, continue to provide such officer with all medical benefits for the remainder of the employment agreement term.

     For purposes of the employment agreements, "Good Reason" means the occurrence (without such officer's prior consent) of any one of several acts, or failures to act, including: (i) assignment to the officer of any responsibilities inconsistent with his most significant position(s) as an executive officer of the Company held during the 180-day period immediately preceding any related Potential Change in Control or a substantial adverse alteration of such officer's position or title(s) with the Company; (ii) a reduction in the officer's annual base salary; (iii) certain relocations of the Company's principal executive offices; and (iv) a material failure by the Company to comply with the employment agreement.

1993 Stock Option Plan

     In November 1993, we adopted, and the stockholders approved, the 1993 Stock Option Plan pursuant to which we may grant to our employees options to purchase up to 500,000 shares of our Common Stock. The options granted under the 1993 Stock Option Plan may be exercised during the ten-year period after they are granted at an exercise price equal to the mean between the high and low selling prices of our Common Stock on the TSE on the date of the grant. Options granted to any person who beneficially owns 10% or more of our Common Stock may not be exercised after the fifth anniversary of the date of the grant and must be granted at an exercise price equal to 110% of the market price at the date of the grant. In May 1999, our Board of Directors terminated the 1993 Stock Option Plan for the purpose of granting additional stock options. Termination of the 1993 Stock Option Plan will not affect options that were granted prior to the termination date.

     As of March 17, 2003, options to purchase an aggregate of 413,000 shares of our Common Stock were outstanding under the 1993 Stock Option Plan.

1996 and 1999 Stock Option Plans

     In October 1996, our Board of Directors adopted, and the stockholders approved, the 1996 Stock Option Plan. In May 1999, our Board of Directors adopted, and in June 1999, the stockholders approved, the 1999 Stock Option Plan.

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

     As of March 17, 2003, options to purchase an aggregate of 966,629 and 890,000 shares of our Common Stock were outstanding under the 1996 and 1999 Stock Option Plans, respectively, and an aggregate of 117,288 shares were reserved for the future issuance of stock options.

Management Incentive Plan

     In 2002 and 2001, we had in effect a management incentive plan for corporate officers and key management employees for the purpose of awarding cash and stock bonuses based on the achievement of certain predetermined goals. These goals are established for each participant in the plan and are set by our Compensation Committee prior to the beginning of the year. These goals are based on a participant's performance and may relate to a variety of factors reflecting our objectives and performance and a participant's ability to contribute to the overall success of our company within the context of the purposes of the plan, our business plan and the aspects of our business which the participant's duties involve.

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


ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 17, 2003 regarding the beneficial ownership of our Common Stock by (a) each person known by us to own beneficially more than 5% of our Common Stock, (b) each of our directors, (c) each of our Named Executive Officers, and (d) all of our executive officers and directors as a group (eight persons):


                                                                          Number of Shares                Percentage
  Name                                                                 Beneficially Owned (1)         Beneficially Owned
  ----                                                                 ---------------------          ------------------
  Philip Rosner (2).............................................           2,264,676   (3)(4)                17.5%
  A. Gary Frumberg (2)..........................................           1,434,674   (5)                   11.1%
  Richard R. Higgins............................................             750,000                          5.9%
  Sean Deson (2)................................................             270,898   (6)(7)                 2.1%
  Werner F. Hiller (2)..........................................             237,901   (6)(8)(9)              1.8%
  Irwin D. Simon (2)............................................             180,000   (6)(8)                 1.4%
  Ronald J. Dintemann (2).......................................             131,111   (10)                   1.0%
  Harvey F. Farber (2)..........................................              79,600   (11)                    (*)
  Joseph A. Gemmo (2)...........................................             180,767   (12)                   1.4%
  All directors and executive officers as a group (eight persons)          4,779,627                         33.9%

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

(2) The business address of each of Messrs. Rosner, Frumberg, Dintemann, Farber and Gemmo is c/o Technology Flavors & Fragrances, Inc., 10 Edison Street East, Amityville, New York 11701. The business address of Mr. Deson is c/o Deson Ventures, 112 Baypoint Drive, San Rafael, CA 94901. The business address of Mr. Hiller is 248 Locha Drive, Jupiter, Fl 33458. The business address of Mr. Simon is c/o The Hain Celestial Group, Inc., 58 South Service Road, Melville, NY 11747.

(3) Includes five-year options to purchase an aggregate of 166,667 shares of our Common Stock granted to Mr. Rosner in June 1999, May 2001 and October 2001 which are fully vested and excludes options to purchase 133,333 shares of our Common Stock that have not yet vested. Of such unvested options, options to purchase 66,667 shares will vest in 2003, and options to purchase 66,666 shares will vest in 2004.

(4) Includes 36,438 shares of our Common Stock owned by Mr. Rosner's wife. Mr. Rosner disclaims beneficial ownership of the shares owned by his wife.

(5) Includes five-year options to purchase an aggregate of 150,000 shares of our Common Stock granted to Mr. Frumberg in June 1999, May 2001 and October 2001 which are fully vested and excludes options to purchase 100,000 shares of our Common Stock that have not yet vested. Of such unvested options, options to purchase 50,000 shares will vest in each of 2003 and 2004.

(6) Includes ten-year options to purchase 100,000 shares of our Common Stock granted to each of Messrs. Deson, Hiller and Simon in June 1999 which are fully vested.

(7) Includes ten-year options to purchase 160,000 shares of our Common Stock granted to Mr. Deson in June 1998 and an aggregate of 10,898 shares granted in 1999 which are fully vested and excludes options to purchase 40,000 shares of our Common Stock that have not yet vested. The unvested options will vest in 2003.

(8) Includes ten-year options to purchase 80,000 shares of our Common Stock granted to each of Messrs. Hiller and Simon in January 1998 which are fully vested and excludes options to purchase 20,000 shares of our Common Stock that have not yet vested. The unvested options will vest to each of Messrs. Hiller and Simon in 2003.

(9) Includes ten-year options to purchase 6,731 shares of our Common Stock granted to Mr. Hiller in April 1999 which are fully vested.

(10) Includes ten-year options to purchase an aggregate of 112,000 shares of our Common Stock granted to Mr. Dintemann in April 1994, June 1997 and April 1999 which are fully vested and excludes options to purchase 8,000 shares that have not yet vested. Of such unvested options, options to purchase 4,000 shares will vest in each of 2003 and 2004.

(11) Includes ten-year options to purchase an aggregate of 72,000 shares of our Common Stock granted to Mr. Farber in January 1996, February 1997 and April 1999 which are fully vested and excludes options to purchase 8,000 shares that have not yet vested. Of such unvested options, options to purchase 4,000 shares will vest in each of 2003 and 2004.

(12) Includes ten-year options to purchase an aggregate of 178,667 shares of our Common Stock granted to Mr. Gemmo in February 1997, December 1997, April 1999 and May 2001 which are fully vested and excludes options to purchase 41,333 shares that have not yet vested. Of such unvested options, options to purchase 20,667 shares will vest in 2003 and options to purchase 20,666 shares will vest in 2004.


Equity Compensation Plan Information

     The following table sets forth information about our Common Stock as of December 31, 2002 that may be issued upon exercise of options, warrants and other rights under our equity compensation plans as of December 31, 2002. All of our equity compensation plans have been approved by our stockholders.

                                                                                                   Number of Shares Remaining
                                                                                                      Available for Future
                                                                                                     Issuance under Equity
                                     Number of Shares to be          Weighted Average                  Compensation Plans
                                    Issued upon Exercise of          Exercise Price of            (excluding shares reflected
                                      Outstanding Options           Outstanding Options                  in column [a])
Plan Category                                 (a)                           (b)                               (c)
                                  -----------------------------    ----------------------     -----------------------------
Equity compensation plans
approved by shareholders                   2,269, 629                      $1.16                        117,288

Equity compensation plan not
approved by shareholders                            -                          -                              -
                                  -----------------------------    ----------------------     -----------------------------
     Total                                  2,269,629                      $1.16                        117,288
                                  =============================    ======================     =============================


ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 2002 and 2001, we sold flavor products to The Hain Celestial Group, Inc. ("Hain"). Irwin D. Simon, a director of our company, is the Chairman, President and Chief Executive Officer of Hain. Our sales to Hain totaled approximately $337,000 in 2002 and $536,000 for 2001. We believe such sales were made on arms-length terms and conditions and at competitive prices.

     The following table sets forth certain information regarding loans made by us to our directors and executive officers which were outstanding as of December 31, 2002. The notes bore interest based at a bank's prime rate through December 31, 2000 (non-interest bearing thereafter) and were due in annual installments through April 1, 2002. In March 2002, the notes were further amended to change the final installment date from April 1, 2002 to two equal annual installments on April 1, 2003 and April 1, 2004. In July 2002, a prepayment of $26,000 was made against the April 1, 2003 installment. As of March 17, 2003, the aggregate indebtedness owed to us under these loans was $53,047, including accrued interest through December 31, 2000. These loans are secured by Common Stock that is owned by Messrs. Rosner and Frumberg.

                                                 Table of Indebtedness of Directors
                                                  and Executive Officers of Company

                                                                                Amount
                                                                              Outstanding          Amount
                                                                                 as of           Outstanding
                                                           Involvement       December 31,           as of
Name and Principal Position                                 of Issuer           2002(1)       March 17, 2003(1)
---------------------------                                -----------       ------------     -----------------
Philip Rosner, Chairman of the Board and                      Lender            $57,443           $38,973
    Chief Executive Officer...............................

A. Gary Frumberg, Director and
    Executive Vice President..............................    Lender             20,077            14,074

(1)  Includes accrued interest through December 31, 2000.


Transactions with Related Parties

     In 2002 and 2001, we sold fragrance products to Scent-A-Vision, Inc., a company owned by Ms. Sharon Christie who is the spouse of Mr. Philip Rosner, our Chairman and Chief Executive Officer. Our sales to Scent-A-Vision for years 2002 and 2001 were approximately $113,000 and $94,000, respectively, which we believe were competitive with other available sources for such fragrance products.


ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The exhibits listed below are filed as part of this Annual Report on Form 10-KSB.


       Exhibit
       Number          Document
       ------          --------
        3.1 Certificate of Incorporation and By-Laws (A).

        4.1 Form of Certificate Representing Share of Common Stock (A).

       10.1 1993 Stock Option Plan (A).

       10.2 1996 Stock Option Plan  (incorporated  by reference from our 1996 definitive proxy statement with respect to our
            1996 Annual Meeting of Stockholders, held October 30, 1996, as filed with the Commission on September 25, 1996).
       10.3 1999 Stock Option Plan  (incorporated  by reference from our 1999 definitive proxy statement with respect to the
            1999 Annual Meeting of Stockholders, held June 24, 1999, as filed with the Commission on May 28, 1999).
       10.4 Promissory  Note of Philip  Rosner  issued to us,  dated March 15, 1999 (filed as Exhibit  10.25 to Form 10-KSB,
            Annual Report of our company for the year ended December 31, 1998 and incorporated herein by reference).
       10.5 Stock Pledge  Agreement,  dated March 15, 1999,  between us and Philip  Rosner  (filed as Exhibit  10.26 to Form
            10-KSB, Annual Report of our company for the year ended December 31, 1998 and incorporated herein by reference).
       10.6 Promissory  Note of A. Gary Frumberg  issued to us, dated March 15, 1999 (filed as Exhibit 10.27 to Form 10-KSB,
            Annual Report of our company for the year ended December 31, 1998 and incorporated herein by reference).


       10.7 Stock Pledge  Agreement,  dated March 15, 1999,  between us and A. Gary Frumberg (filed as Exhibit 10.28 to Form
            10-KSB, Annual Report of our company for the year ended December 31, 1998 and incorporated herein by reference).
       10.8 Agreement of Purchase and Sale, dated as of November 16, 2001,  between us and First Industrial,  L.P. (filed as
            Exhibit 2.1 to form 8-K, Current Report of our company, filed with the Commission on January 15, 2002).
       10.9 Lease  Agreement,  dated as of January 1, 2002,  between us and Town of Babylon  Industrial  Development  Agency
            (filed as Exhibit 10.2 to Form 8-K,  Current  Report of our company,  filed with the  Commission  on January 15,
            2002).
      10.10 Reimbursement  Agreement,  dated as of January 1, 2002,  between us and Wells Fargo Bank, Inc. (filed as Exhibit
            10.3 to Form 8-K, Current Report of our company, filed with the Commission on January 15, 2002).
      10.11 Irrevocable  Letter of Credit,  dated January 15, 2002,  issued by Wells Fargo Bank,  National  Association,  in favor of the Bank of New York (filed as Exhibit 10.4 to Form 8-K, Current Report of our company,  filed with the
            Commission on January 15, 2002).
      10.12 Guaranty Agreement dated as of January 1, 2002 from us to Wells Fargo Credit,  Inc., Wells Fargo Bank,  National
            Association  and the Bank of New York (filed as Exhibit 10.5 to Form 8-K,  Current Report of our company,  filed with the Commission on January 15, 2002).
      10.13 Mortgage,  Security  Agreement,  Fixture Filing and Assignment of Leases and Rents, dated as of January 1, 2002, from us and Town of Babylon Industrial  Development Agency to Wells Fargo Credit, Inc. (filed as Exhibit 10.6 to
            Form 8-K, Current Report of our company, filed with the Commission on January 15, 2002).
      10.14 Indenture of Trust dated as of January 1, 2002, from Town of Babylon  Industrial  Development Agency to the Bank
            of New York (filed as Exhibit 10.7 to Form 8-K,  Current  Report of our company,  filed with the  Commission  on
            January 15, 2002).
      10.15 Amended and Restated Loan and Security Agreement,  dated April 25, 2002, between us and Wells Fargo Credit, Inc.
            (filed as Exhibit 11.1 to Form 10-QSB,  Current  Report of our company,  filed with the  Commission  on July 31,
            2002).
      10.16 Executive Employment Agreements,  dated May 17, 2002, between us and Messrs. Rosner, Frumberg,  Gemmo, Dintemann and Farber (filed as Exhibit 11.2,  11.3,  11.4,  11.5 and 11.6 to Form 10-QSB,  Current  Report of our company,
       16.1 filed with the Commission on July 31, 2002).
            Letter of Ernst & Young LLP dated June 21, 2002  regarding  change in  certifying  accountant  (filed as Exhibit
            10.21 to Form 8-K, Current Report of our company, filed with the Commission on July 24, 2002)
       21.1 Subsidiaries  (filed as Exhibit 21.1 to Form 10-KSB,  Annual  Report of our company for the year ended  December
            31, 2000 and incorporated herein by reference).
      *23.1 Consent of Ernst & Young LLP

      *23.2 Consent of BDO Seidman, LLP

      *99.1 Written Statement of Chief Executive Officer and Chief Financial Officer.

(A) Incorporated by reference to our Registration Statement on Form 10-SB (File No. 0-26682) filed with the Commission on August 28, 1995.

     *Filed in this Annual Report on Form 10-KSB.

(b)  Reports  on Form 8-K.
     The only report on Form 8-K filed by the Company during the last quarter of the period covered by this Annual Report on Form 10-KSB was a report filed on November 7, 2002 in respect of Items 5 and 7 of such Form 8-K.


ITEM 14  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

     Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date (the "Evaluation Date") within 90 days before the filing of this annual report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded processed, summarized and reported with in the requisite time periods.

(b)  Changes in internal controls.

     There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, we have caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                          Technology Flavors & Fragrances, Inc.

Dated: March 17, 2003            By:  /s/ JOSEPH A. GEMMO
                                    -------------------------------------------
                                     Joseph A. Gemmo
                                     Vice President and Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                         Title                                           Date
    ---------                         -----                                           ----
/s/ PHILIP ROSNER       Chairman of the Board, Chief Executive Officer and            March 17, 2003
----------------------
    Philip Rosner       Director (Principal Executive Officer)

/s/ A.GARY FRUMBERG      Executive Vice President and Director                        March 17, 2003
----------------------
    A. Gary Frumberg

/s/ JOSEPH A. GEMMO      Vice President, Chief Financial Officer, Secretary and       March    17, 2003
----------------------
    Joseph A. Gemmo      Treasurer (Principal Financial and Accounting Officer)

/s/ SEAN DESON           Director                                                     March 17, 2003
----------------------
    Sean Deson

/s/ WERNER F. HILLER     Director                                                     March 17, 2003
----------------------
    Werner F. Hiller

/s/ IRWIN D. SIMON       Director                                                     March 17, 2003
----------------------
    Irwin D. Simon


                                                         CERTIFICATIONS

I, Philip Rosner, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Technology Flavors & Fragrances, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c)   presented   in  this   Annual   Report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 17, 2003

                                           ______/s/ Philip Rosner_____________
                                           Philip Rosner
                                           Chairman and Chief Executive Officer

I, Joseph A. Gemmo, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Technology Flavors & Fragrances, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c)   presented   in  this   Annual   Report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 17, 2003

                                    ________ /s/ Joseph A. Gemmo_____________
                                    Joseph A. Gemmo
                                    Vice President and Chief Financial Officer

                          Index to Financial Statements






                                                                         Page
                                                                         ----
Reports of Independent Auditors                                           F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001              F-3

Consolidated Statements of Operations for the Years Ended
December 31, 2002 and 2001                                                F-4

Consolidated Statements of Stockholders' Equity for the Years
Ended December 31, 2002 and 2001                                          F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2002 and 2001                                                F-6

Notes to Consolidated Financial Statements for the Years Ended
December 31, 2002 and 2001                                                F-7

                         Reports of Independent Auditors


To the Stockholders and Board of Directors of Technology Flavors & Fragrances, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Technology Flavors & Fragrances, Inc. and Subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Technology Flavors & Fragrances, Inc. and Subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                                          /s/ BDO SEIDMAN, LLP

Melville, New York
March 11, 2003





To the Stockholders and Board of Directors of Technology Flavors & Fragrances, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Technology Flavors & Fragrances, Inc. and Subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Technology Flavors & Fragrances, Inc. and Subsidiaries at December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                                          /s/ ERNST & YOUNG LLP

Melville, New York
March 19, 2002


                     Technology Flavors & Fragrances, Inc.

                           Consolidated Balance Sheets
                                                                                At December 31,
                                                                      ----------------------------------------
                                                                           2002                   2001
                                                                      ----------------      ------------------
                          ASSETS
Current assets:
    Cash and cash equivalents                                                $ 99,233               $ 260,010
    Cash held in escrow (Note 3)                                              187,074                       -
    Receivables, (less allowance for doubtful accounts of
        $150,000 in 2002 and $265,000 in 2001) (Note 4)                     2,972,183               3,030,667
    Inventories (Note 5)                                                    3,408,973               2,979,015
    Prepaid expenses and other current assets                                 192,455                 133,617
                                                                             --------                 -------

           Total current assets                                             6,859,918               6,403,309

Fixed assets, net (Note 6)                                                  2,216,148                 678,854
Intangible assets, net (Note 7)                                               445,925                 608,080
Other assets                                                                  458,608                 158,768
Notes receivable from related parties (Note 8)                                 77,520                 103,635
                                                                              -------                 -------

           Total assets                                                  $ 10,058,119             $ 7,952,646
                                                                         =============            ===========

                       LIABILITIES

Current liabilities:
    Accounts payable                                                      $ 1,784,317             $ 1,946,085
    Accrued expenses                                                          464,417                 502,463
    Revolving credit facility (Note 9)                                        973,338               1,115,199
    Current portion of long-term debt                                          80,000                       -
    Current portion of capital lease obligations (Note 13)                     68,879                  57,175
                                                                              -------                 ------

           Total current liabilities                                        3,370,951               3,620,922

Long-term debt, less current portion (Note 10)                              2,050,000                       -
Capital lease obligations, less current portion (Note 13)                     143,835                 211,068
Deferred credits                                                                    -                  65,487
                                                                            ---------               ---------
                                                                            5,564,786               3,897,477
Commitments (Note 13)

                       STOCKHOLDERS' EQUITY

Common stock: (Note 14)
    $ .01 par value, authorized 20,000,000 shares, issued
    13,004,473 shares                                                         130,045                 130,045
Paid-in capital                                                            10,365,272              10,357,772
Accumulated deficit                                                        (5,693,617)             (6,359,609)
Treasury stock at cost - 210,700 shares of common
    stock in 2002                                                            (205,097)                      -
Accumulated comprehensive loss - foreign currency translation                (103,270)                (73,039)
                                                                             ---------                --------

           Total stockholders' equity                                       4,493,333               4,055,169
                                                                            ----------              ---------

           Total liabilities and stockholders' equity                    $ 10,058,119             $ 7,952,646
                                                                         =============            ===========

See accompanying notes.


                 Technology Flavors & Fragrances, Inc.
                 Consolidated Statements of Operations

                                                                              For the years ended December 31,
                                                                        ---------------------------------------------
                                                                             2002                          2001
                                                                        ----------------              ---------------
 Net sales                                                                  $16,766,678                  $15,721,401
 Cost of sales                                                                9,743,276                    9,396,886
                                                                        -----------------             ----------------

    Gross profit                                                              7,023,402                    6,324,515
                                                                             ----------                    ---------

 Operating expenses:
    Selling                                                                   2,763,407                    2,741,525
    General and administrative                                                1,752,831                    2,113,846
    Research and development                                                  1,480,742                    1,383,347
    Amortization                                                                194,999                      215,289
    Severance, restructuring costs
         and abandoned merger costs (Note 11)                                        -                       451,015
                                                                         ---------------              --------------

              Total operating expenses                                         6,191,979                   6,905,022
                                                                        -----------------             --------------

 Income (loss) from operations                                                  831,423                     (580,507)

 Loss on investment                                                                   -                      (50,000)

 Interest expense, net                                                         (180,971)                    (134,755)
                                                                               ----------                   ---------

 Income (loss) before income taxes                                              650,452                     (765,262)

 Tax benefit (provision) (Note 12)                                               15,540                      (10,323)
                                                                                 -------                     --------

 Net income (loss)                                                            $ 665,992                  $  (775,585)
                                                                              ==========                 ============

 Net income (loss)  per common share - basic and diluted                      $     .05                  $      (.06)
                                                                              ==========                 ============

 Weighted average common shares outstanding:
     Basic                                                                   12,968,811                    13,011,952
                                                                            ===========                ==============
     Diluted                                                                 13,103,609                    13,011,952
                                                                            ===========                ==============


                        See accompanying notes.


                     Technology Flavors & Fragrances, Inc.
                 Consolidated Statements of Stockholders' Equity
                 For the years ended December 31, 2002 and 2001

                                                                                            Accumulated              Comprehensive
                                   Common Stock       Paid-In    Accumulated   Treasury    Comprehensive             Income
                                 Shares     Amount    Capital    Deficit       Stock       Loss             Total    (Loss)
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 2000  $13,019,348  $130,193  $10,363,542  ($5,584,024)  $           $            $4,909,711

Common stock surrendered by
 officer in connection with
 partial repayment of officer's
 loans and retired                (20,000)     (200)     (21,200)                                          (21,400)

Options issued
 for consulting services                                  12,500                                            12,500

Exercise of stock options           5,125        52        2,930                                             2,982

Foreign currency translation loss                                                            (73,039)      (73,039)     $(73,039)

 Net loss                                                           (775,585)                             (775,585)     (775,585)
                                 --------------------------------------------------------------------------------------------------

 Balance at December 31, 2001  13,004,473   130,045   10,357,772   (6,359,609)               (73,039)    4,055,169     ($848,624)
                                                                                                                        =========
Repurchase of
 Company's common stock                                                          (205,097)                (205,097)

Options issued
 for consulting services                                  7,500                                              7,500

Foreign currency
 translation loss                                                                            (30,231)      (30,231)     $(30,231)

Net income                                                            665,992                              665,992       665,992
                              -----------------------------------------------------------------------------------------------------

Balance at December 31, 2002  $13,004,473  $130,045  $10,365,272  ($5,693,617)  ($205,097) ($103,270)   $4,493,333      $635,761
                              =====================================================================================================



                             See accompanying notes.


                      Technology Flavors & Fragrances, Inc.

                      Consolidated Statements of Cash Flows
                                                                                 For the years ended
                                                                                     December 31,
                                                                          -----------------------------------
                                                                             2002                    2001
                                                                          ----------              -----------
Cash flows from operating activities:
   Net income (loss)                                                      $ 665,992               $  (775,585)
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                        450,064                   404,296
       Provision for bad debts                                              103,412                   236,000
       Deferred rent                                                        (65,487)                   (5,960)
       Loss on investment                                                         -                    50,000
       Stock option grant for consulting services                             7,500                    12,500
       Changes in assets and liabilities:
          Accounts receivable                                               (44,928)                 (313,047)
          Inventories                                                      (429,958)                 (149,041)
          Prepaid expenses and other current assets                         (58,838)                  (40,867)
          Other assets                                                     (332,685)                  (98,558)
          Accounts payable                                                 (161,768)                  765,180
          Accrued expenses                                                  (38,046)                  409,052
                                                                     ---------------           ---------------

       Net cash provided by operating activities                             95,258                   493,970
                                                                     ---------------           ---------------

Cash flows from investing activities:
   Purchase of fixed assets                                              (1,781,367)                 (107,906)
   Restricted cash                                                         (187,074)                        -
   Notes receivable                                                          26,115                         -
                                                                     ---------------           ---------------

       Net cash used in investing activities                             (1,942,326)                 (107,906)
                                                                     ---------------           ---------------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                               2,200,000                         -
   Repayment of long-term debt                                              (70,000)                        -
   Proceeds from revolving credit facility                               16,590,000                14,845,000
   Repayment of revolving credit facility                               (16,731,861)              (15,070,300)
   Issuance of common stock                                                       -                     2,982
   Repurchase of common stock                                              (205,097)                        -
   Payment of capital lease obligations                                     (66,520)                  (42,442)
                                                                     ---------------           ---------------

       Net cash provided by (used in) financing activities                1,716,522                  (264,760)
                                                                     ---------------           ---------------
Effect of exchange rate changes on cash                                     (30,231)                  (56,681)
                                                                     ---------------           ---------------
(Decrease) increase in cash                                                (160,777)                   64,623
Cash-beginning of period                                                    260,010                   195,387
                                                                     ---------------           ---------------
Cash-end of year                                                           $ 99,233                 $ 260,010
                                                                     ===============           ===============

Supplemental information:

   Cash paid during the year for interest                                 $ 187,000                 $ 136,000

                                                                     ===============           ===============
   Cash (received) paid during the year for income taxes              $     (80,000)                 $ 84,000
                                                                     ===============           ===============

        Supplemental disclosures of non-cash investing and financing activities: equipment acquired under capital lease obligations amounted to $10,991 in 2002 and $230,512 in 2001.


                                         See accompanying notes.

                      Technology Flavors & Fragrances, Inc.
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2002 and 2001


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

Shipping and Handling Costs

     Shipping and handling costs that are incurred are included in cost of sales, and shipping and handling costs that are billed to customers are recorded in sales.

Fixed Assets

     Fixed assets, including assets acquired under capital leases, are recorded at cost and depreciated over their estimated useful lives ranging from 5 to 30 years, using the straight-line method. Leasehold improvements in 2001 were amortized over the shorter of the lease term or estimated useful life of the assets. Maintenance and repairs are charged to expense as incurred and renewals and improvements, which extend the life of the assets, are capitalized.

Long-Lived Assets

     Amortization of intangible assets is provided using the straight-line method over the estimated useful lives of the assets of seven years. The carrying values of intangible and other long-lived assets are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. No such impairment existed at December 31, 2002.

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

                      Technology Flavors & Fragrances, Inc.
             Notes to Consolidated Financial Statements (Continued)
                 For the years ended December 31, 2002 and 2001



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

Earnings Per Share

     Basic net income (loss) per share for years 2002 and 2001 was calculated using the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per share for 2002 and 2001 was calculated using the weighted average common and common stock equivalents that were outstanding during the year. The effect of common stock equivalents for 2002 (134,798 shares) was not material and for 2001 (137,769 shares) was anti-dilutive and, thus, diluted net income (loss) per share for 2002 and 2001 is the same as basic earnings per share.

Revenue Recognition

     We recognize revenue when inventory is shipped and title legally transfers to the purchaser.

Advertising Costs

     We expense advertising costs as incurred. Advertising costs were approximately $41,000 in 2002 and $ 39,000 in 2001.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

     Cash and cash equivalents, notes receivable and long-term debt are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. We estimate the fair value of our fixed rate note receivable and long-term debt by using a discounted cash flow analysis. The net book value of these accounts approximate their fair value as of December 31, 2002.

Stock-based Compensation Plans

     We account for our stock option awards to employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. We make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." We have never granted options below market price on the date of grant. Refer to Note 14, Stock Based Compensation Plans for pro forma information used for the development of the data in the table that follows.

                                       F-8
                      Technology Flavors & Fragrances, Inc.
             Notes to Consolidated Financial Statements (Continued)
                 For the years ended December 31, 2002 and 2001

                                                                     December 31,              December 31,
                                                                        2002                      2001
                                                                        ----                      ----
                Net income (loss), as reported                        $665,992                 $(775,585)

                Deduct: Total stock-based employee
                   compensation expense determined under fair
                   value method used                                  (171,889)                 (170,000)
                                                                      ---------                 ---------

                Net income (loss), pro forma                          $494,103                 $(945,585)
                                                                      ========                 ==========
                Net income (loss) per share:
                   Basic and diluted, as reported                       $.05                     $(.06)
                                                                        ====                     ======

                   Basic and diluted, pro forma                         $.04                     $(.07)
                                                                        ====                     ======

Recent Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards Board ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect on the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. We have decided not to adopt this voluntary pronouncement but have included all necessary disclosures.

     In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance in Emerging Issues Task Force Issue No. 94-3. Under Emerging Issues Task Force Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under SFAS 146, an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on our financial position, results of operations, or cash flows.

Reclassifications

     Certain amounts as previously reported have been reclassified to conform to current year classifications.

3. Cash Held in Escrow

     In connection with the purchase of our operating facility in January 2002 as described in Note 10, we entered into a financing arrangement with the Town of Babylon Industrial Development Agency, a portion of which was allocated for the future procurements of building improvements and capital equipment. As of December 31, 2002, there remained a balance of $187,074 of escrowed funds for this purpose which is expected to be fully utilized during 2003.

4. Receivables
                                                                     December 31,     December 31,
                                                                         2002             2001
                                                                         ----             ----
Trade..............................................................   $2,886,888       $2,899,059
Alcohol drawbacks..................................................      84,519           113,781
Other..............................................................         776            17,827
                                                                      ----------       ----------
                                                                      $2,972,183       $3,030,667

     Included within trade receivables at December 31, 2002 and 2001 is an amount due from a party related to our executive and principal stockholder in the amount of approximately $101,000 and $114,000, respectively.

                      Technology Flavors & Fragrances, Inc.
             Notes to Consolidated Financial Statements (Continued)
                 For the years ended December 31, 2002 and 2001

5.       Inventories

                                                                                December 31,          December 31,
                                                                                   2002                  2001
                                                                                   ----                  ----
    Raw materials...........................................................     $1,946,271            $1,744,928
    Finished goods..........................................................      1,462,702             1,234,087
                                                                                -----------             ---------
                                                                                 $3,408,973            $2,979,015
                                                                                ===========            ==========


6.   Fixed Assets
                                                                          Useful Lives       December 31,       December 31,
                                                                            in Years             2002               2001
                                                                            --------             ----               ----
  Land...................................................................           -          $ 340,000            $     -
  Building...............................................................          30          1,170,400
  Machinery and equipment................................................        3-10          1,497,841           1,456,987
  Building   improvements (*)............................................          30            919,373             713,565
  Furniture and fixtures.................................................        3-10            703,348             668,051
                                                                                               ---------           ----------
                                                                                               4,630,962           2,838,603
  Less: accumulated depreciation and amortization........................                     (2,414,814)         (2,159,749)
                                                                                             ------------          ---------
                                                                                              $2,216,148           $ 678,854
                                                                                             ============          =========

(*) Building improvements in year 2001, prior to the purchase of our facility in January 2002 as described in Note 10, were being depreciated over the shorter of the lease term or the estimated useful life of the assets.

     Depreciation and amortization expense relating to fixed assets for the years ended December 31, 2002 and 2001 was approximately $255,000 and $207,000, respectively.

7.   Intangible Assets

                                           December 31, 2002                         December 31, 2001
                                   --------------------------------          ----------------------------------
               Weighted average
               amortization        Gross carrying      Accumulated           Gross carrying       Accumulated
               period in years         amount          amortization              amount           amortization
               ---------------     ---------------   --------------          --------------       -------------
Formulations          7             $1,048,979          $636,881              $1,048,979          $487,027
Customer lists        7                 86,105            52,278                  86,105            39,977
                                   ---------------   --------------          --------------       -------------
                                    $1,135,084          $689,159              $1,135,084          $527,004
                                   ===============   ==============          ==============       =============

     Amortization expense relating to intangible assets for the years ended December 31, 2002 and 2001 was approximately $162,000 for both years. Amortization expense will approximate $162,000 for each of years 2003 and 2004 and $122,000 for year 2005. Intangible assets will be fully amortized by December 31, 2005.

8.   Notes Receivable From Related Parties

     Notes receivable from related parties consist of amounts owed by two executives and principal stockholders and are secured by shares of our common stock owned by them. The notes bore interest at a bank's prime rate through December 31, 2000 and are due in annual installments through April 1, 2002. In March 2002, the notes were further amended to change the final installment date from April 1, 2002 to two equal annual installments on April 1, 2003 and April 1, 2004. In July 2002, a prepayment of $26,000 was made against the April 1, 2003 installment.

9.       Revolving Credit Facility

     On April 25, 2002, we entered into a five-year term Loan and Security Agreement with a lender which replaced the revolving credit facility entered into in June 1999. We call this new revolving credit facility the 2002 Credit Facility. The maximum line of credit under the 2002 Credit Facility was initially set at $3,000,000 but may be increased at our option to $4,000,000 at any time during the period January 1, 2003 through June 30, 2004.

                      Technology Flavors & Fragrances, Inc.
             Notes to Consolidated Financial Statements (Continued)
                 For the years ended December 31, 2002 and 2001


     Outstanding borrowings under the 2002 Credit Facility bear interest at a rate equal to a prime lending rate plus one-quarter of a percentage point (4.5% at December 31, 2002). Borrowings under the 2002 Credit Facility are subject to certain eligibility requirements relating to our receivables and inventories. Outstanding borrowings are secured by substantially all of our assets, including our product formulations. We must comply with certain financial and other covenants contained in the Loan and Security Agreement, including maintaining tangible net worth of at least $3,200,000, achieving annual cash flow, as defined, of at least $1.00 and incurring expenditures for capital assets of not more than $400,000 for year 2002 and $500,000 for each year thereafter, excluding capital expenditures made from proceeds received from our IDA Bond financing described in Note 9. Our subsidiaries have guaranteed our obligations under the 2002 Credit Facility. Borrowings under the 2002 Credit Facility at December 31, 2002 were $973,000 and $2,027,000 was available for additional borrowings in accordance with the terms of the 2002 Credit Facility.

10.      Long-term Debt

     In January 2002, we purchased the facility (which we had previously leased) for $1,500,000, transferred it to the Town of Babylon Industrial Development Agency, and then leased the facility from such agency for a term which expires on December 1, 2021. Upon expiration of the lease term, we are entitled to repurchase the facility for a nominal sum. The purchase was financed through the issuance of Town of Babylon Industrial Development Agency Variable Rate Revenue Bonds ("IDA Bonds"). The principal amount of the IDA Bonds, $2,200,000, was used to finance the purchase of the building plus closing costs and future expenditures for building improvements and capital equipment. The financing is structured as a monthly variable rate demand revenue bond secured by a letter of credit with Wells Fargo Bank. The interest rate for the month of December 2002 was 3.3% per annum including the letter of credit fee. In December 2002, we made a scheduled annual installment payment of $70,000.

Future minimum commitments of the IDA Bonds are as follows:

       2003...............................................  $    80,000
       2004...............................................       80,000
       2005...............................................       85,000
       2006...............................................       85,000
       2007...............................................       90,000
       Thereafter.........................................    1,710,000
                                                             ----------

             Total........................................   $2,130,000
                                                              ==========

11.      Severance, Restructuring Costs and Abandoned Merger Costs

     In October 2001, we implemented a company-wide cost reduction and restructuring program which resulted in the elimination of the positions of President and Chief Operating Officer and Controller and other personnel and the reduction of certain operating costs. Severance costs relative to such terminations amounted to $281,000, of which $104,000 was paid prior to December 31, 2001. In addition, we incurred $170,000 of costs associated with our due diligence evaluation on an abandoned merger opportunity, of which $92,000 was paid prior to December 31, 2001. All such remaining costs unpaid as of December 31, 2001 were paid in 2002.

                      Technology Flavors & Fragrances, Inc.
             Notes to Consolidated Financial Statements (Continued)
                 For the years ended December 31, 2002 and 2001



12.  Income Taxes

     The income tax benefit for 2002 principally represents tax refunds received from the prior year while the income tax provision for 2001 principally represents current state franchise.

     A reconciliation of the income tax provision at the statutory rate to income tax (benefit) expense at the annualized effective tax rate for the years ended December 31, 2002 and 2001 is as follows:

                                                                                            2002         2001
                                                                                          ---------    ---------
Computed tax provision at Federal statutory rate.........................................  $221,153    $(260,189)
State and local income tax provision net of Federal tax benefit..........................     3,763      (22,500)
Non-deductible officers' life insurance premiums and travel and entertainment expenses...    12,579       15,598
Other....................................................................................         -       23,048
                                                                                           ---------   ---------
                                                                                            237,495     (244,043)
Valuation allowance......................................................................  (253,035)     254,366
                                                                                           --------    ----------
(Benefit) provision for income taxes.....................................................  $(15,540)    $ 10,323
                                                                                           =========   ==========


The components of deferred taxes as of December 31, 2002 and 2001 are as follows:


                                                                                  2002               2001
                                                                                ---------         ----------
Deferred tax assets:
Inventory reserves .....................................................         $156,940          $162,640
Accounts receivable.....................................................           57,000            96,900
Capitalized inventory costs.............................................           51,607            20,013
Depreciation............................................................           88,508            86,100
Intangibles.............................................................          490,803           570,297
Net operating loss carryforward - U.S...................................          686,408           618,676
Net operating loss carryforward - Foreign...............................          123,287           314,946
AMT and other tax credits...............................................           29,527            48,062
Other...................................................................           13,694            33,175
                                                                                ---------         ---------
                                                                                1,697,774         1,950,809
Valuation allowance.....................................................       (1,697,774)       (1,950,809)
                                                                                ---------         ---------
Net deferred tax asset..................................................        $       -         $       -
                                                                                =========         =========


     We have net operating loss carryforwards relating to U.S. operations of approximately $1,800,000 which expire at various dates from 2011 through 2022.

                      Technology Flavors & Fragrances, Inc.
             Notes to Consolidated Financial Statements (Continued)
                 For the years ended December 31, 2002 and 2001


13.  Commitments

Lease Obligations

     Prior to the purchase of our Amityville, New York facility in January 2002, our facility lease includes a provision for annual increases in rental payments. We recorded rent expense using the straight-line method based on the minimum rent payable over the 12-year period of the lease.

     Future minimum commitments under noncancelable operating and capital leases are as follows:

                                                                                  Operating           Capital
                                                                                    leases             leases
                                                                                  ----------         ----------
        2003...................................................................    $112,084           $84,604
        2004...................................................................      73,411            79,268
        2005...................................................................      25,809            56,519
        2006...................................................................       8,200            25,308
                                                                                  ---------         ---------
        Total minimum lease payments...........................................    $219,504           245,699
                                                                                  =========
        Amounts representing interest..........................................                       (32,985)
                                                                                                    ---------
        Present value of net minimum lease payments (including current
             portion of $68,879)...............................................                      $212,714
                                                                                                     ========

     Rental expense for the years ended December 31, 2002 and 2001 was $94,000 and $305,000, respectively.

Employment Contracts

     We are obligated under employment contracts providing for annual compensation expiring on various dates through April 2005. Certain other contracts call for us to pay additional compensation based on sales volumes. Future fixed compensation under these contracts, not including commissions based upon sales volume, as of December 31, 2002, amounted to $1,260,000 in each of years 2003 and 2004 and $309,000 in 2005.

14.  Stockholders' Equity

Non-employee Stock Option Grants

     In June 2001 and October 2001, we issued stock options to purchase 100,000 shares of our Common Stock to each of two investor relations consulting firms of which 25,000 option shares had vested at December 31, 2001. The expense related to such options amounted to $7,500 in 2002 and $12,500 in 2001. Of such issued options, 85,000 were cancelled in October 2001 and 15,000 options expired in January 2002.

                      Technology Flavors & Fragrances, Inc.
             Notes to Consolidated Financial Statements (Continued)
                 For the years ended December 31, 2002 and 2001


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

     The following table summarizes stock option activity for the years ended December 31, 2002 and 2001:

                                                                            2002                                 2001
                                                               ------------- ------------------    -------------- ------------------
                                                                          Weighted Avg.                        Weighted Avg.
                                                             Options      Exercise Price          Options      Exercise Price
                                                            ---------     --------------        ----------     ---------------
  Outstanding at beginning of year.......................   2,301,129          $1.16            1,777,962          $1.23
  Granted................................................     240,000           1.05              655,000            .98
  Exercised..............................................           -             -                (5,125)           .58
  Cancelled..............................................    (271,500)          1.10             (126,708)          1.16
                                                            ---------         ------            ----------         -----
  Outstanding at end of year.............................   2,269,629          $1.16            2,301,129          $1.16
                                                            =========          =====            =========          =====

  Exercisable at end of year.............................   1,636,562          $1.23             1,364,430         $1.25
                                                            =========          =====            =========          =====
  Weighted average fair value of options
    granted during the year..............................                      $ .79                               $ .61
                                                                               =====                               =====


     The following table summarizes information on stock options outstanding at December 31, 2002:


                                               Options Outstanding                            Options Exercisable
                                ---------------------------------------------------    -----------------------------------
                                           Weighted Average
                                           Remaining Contractual   Weighted Average                     Weighted Average
Exercise Price                    Shares   Life in Years           Exercise Price         Shares        Exercise Price
--------------                  --------   ---------------------   ----------------    ----------       ------------------
$   .58 -  .97..................  839,462         5.8                 $ .88              580,128           $ .87
   1.00 - 1.37..................  835,167         6.8                  1.18              461,434            1.28
   1.44 - 1.69..................  595,000         6.2                  1.54              595,000            1.54
                                ---------         ---                 -----            ---------            ----
                                2,269,629         6.2                 $1.16            1,636,562           $1.23
                                =========         ===                 =====            =========           =====

     At December 31, 2002, 2,386,917 shares of our Common Stock were reserved for the future issuance of stock under the Plans.

                      Technology Flavors & Fragrances, Inc.
             Notes to Consolidated Financial Statements (Continued)
                 For the years ended December 31, 2002 and 2001


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

     Pro forma information regarding net income and net income per share is determined as if we had accounted for our stock options granted subsequent to December 31, 1994, using the fair value method estimated at the date of the grant based upon a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.5%; no dividend yield; volatility factor of the expected market price of our Common Stock of 72% and 65%; and a weighted-average expected life of the options of 8.3 and 7.5 years at December 31, 2002 and 2001, respectively.

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

15.  Employee Savings Plan

     We have an employee savings and retirement plan covering all non-union employees meeting certain age and length of service requirements, pursuant to
Section 401k of the Internal Revenue Code. Participants may contribute a percentage of compensation, but not in excess of the maximum allowable by law.

     The Plan provides for a voluntary matching contribution by us which is one half of the amount contributed by the participant up to a maximum of 3% per annum. Matching contributions of 1% per annum amounted to $24,000 and $28,000 for the years ended December 31, 2002 and 2001, respectively. Employees vest in the employer contribution at the rate of 25% per year.

16.  Concentrations of Credit Risk

     Financial instruments, which potentially subject us to concentrations of credit risk, are primarily trade accounts receivable. Ongoing credit evaluation of customers' financial condition is performed and generally no collateral is required. Credit losses have typically been within management's expectations.

     For the years ended December 31, 2002 and 2001, no one customer accounted for more than 10% of our net sales. At December 31, 2002 and 2001, five customers accounted for approximately 47% and 34% of the accounts receivable balance, respectively.

     For the years ended December 31, 2002 and 2001, export sales were approximately 29% and 26%, respectively, of total sales. Our export sales are made to entities located primarily in Canada and in Central and South America. Receivables from such foreign sales at December 31, 2002 and 2001 amounted to 59% and 37%, respectively, of total accounts receivable.

     Cash and cash equivalent balances are held primarily at one financial institution and may, at times, exceed the amount insurable. We believe we mitigate risk by investing in or through a major financial institution.

17. Reconciliation of Canadian and United States Generally Accepted Accounting Principles

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. During 2002 and 2001, there were no material items which would be required to be recorded in order for our financial statements to be in accordance with accounting principles generally accepted in Canada.

                                                                   EXHIBIT 23.1


                         CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-87691) pertaining to the 1993 Incentive Stock Option Plan, the 1996 Stock Option Plan and the 1999 Stock Option Plan of Technology Flavors & Fragrances, Inc. and in the Registration Statement (Form S-3 No. 333-48218) and related Prospectus of our report dated March 19, 2002, with respect to the consolidated financial statements of Technology Flavors & Fragrances, Inc. for the year ended December 31, 2001 included in the Annual Report Form 10-KSB for the year ended December 31, 2002.

                                                         /s/ Ernst & Young LLP



Melville, New York
March 20, 2003

                                                                   EXHIBIT 23.2


                         CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-87691) pertaining to the 1993 Incentive Stock Option Plan, the 1996 Stock Option Plan and the 1999 Stock Option Plan of Technology Flavors & Fragrances, Inc. and in the Registration Statement (Form S-3 No. 333-48218) and related Prospectus of our report dated March 11, 2003, with respect to the consolidated financial statements of Technology Flavors & Fragrances, Inc. for the year ended December 31, 2002 included in the Annual Report Form 10-KSB.

                                                           /s/ BDO Seidman, LLP



Melville, New York
March 20, 2003

                                  Exhibit 99.1


                                WRITTEN STATEMENT
                                       OF
               CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER



     The undersigned hereby certify that the Annual Report on Form 10-KSB for the year ended December 31, 2002 filed by Technology Flavors & Fragrances, Inc. with the Securities and Exchange Commission fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the issuer.




Dated:  March 17, 2003             /s/   Philip Rosner
                                   --------------------------------------------
                                   Philip Rosner
                                   Chairman and Chief Executive Officer




Dated:  March 17, 2003             /s/   Joseph A. Gemmo
                                   --------------------------------------------
                                   Joseph A. Gemmo
                                   Vice President and Chief Financial Officer