Form 10QSB
period 2003-03-31
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 2003-04-25
CIK 1000048

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           (Mark One)

           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

           [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                           Commission File No. 0-26682


                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                 (Name of Small Business Issuer in its Charter)


         Delaware                                         11-3199437
-------------------------------                --------------------------------
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

                                    YES   X     NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the issuer's common stock, par value $.01 per share, as of April 24, 2003, was 12,793,773.

Transitional Small Business Disclosure Format (check one):

                                    YES         NO  X
                                       ----        ---




                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                              INDEX TO FORM 10-QSB

                                 March 31, 2003


PART I - FINANCIAL INFORMATION                                                                                     PAGE
                                                                                                                   ----

       Item 1 - Financial Statements (Unaudited)
                     Consolidated Balance Sheets at March 31, 2003
                     and December 31, 2002............................................................               1

                     Consolidated Statements of Operations
                     for the Three Months Ended March 31, 2003
                     and March 31, 2002...............................................................               2

                     Consolidated Statements of Cash Flows
                     for the Three Months Ended March 31, 2003
                     and March 31, 2002...............................................................               3

                     Notes to Consolidated Financial Statements.......................................               4

       Item 2 - Management's Discussion and Analysis of
                     Financial Condition and Results of Operations ...................................               6

       Item 3 - Controls and Procedures ..............................................................               8

PART II - OTHER INFORMATION...........................................................................               8

SIGNATURES............................................................................................               9

CERTIFICATIONS .......................................................................................              10

                                     PART I
                          ITEM 1 - FINANCIAL STATEMENTS

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                             At
                                                          March 31,           At
                                                           2003          December 31,
                                                        (unaudited)         2002
                                                       --------------  ----------------
                   ASSETS
Current assets:
    Cash and cash equivalents                                $45,713           $99,233
    Cash held in escrow                                      187,074           187,074
    Receivables, net                                       3,282,647         2,972,183
    Inventories                                            3,352,580         3,408,973
    Prepaid expenses and other current assets                255,832           192,455
                                                       --------------  ----------------

       Total current assets                                7,123,846         6,859,918

Fixed assets, net                                          2,248,466         2,216,148
Intangible assets, net                                       405,387           445,925
Other assets                                                 455,650           458,608
Notes receivable from related parties                         53,047            77,520
                                                       --------------  ----------------

       Total assets                                      $10,286,396       $10,058,119
                                                       ==============  ================

                 LIABILITIES

Current liabilities:
    Accounts payable                                      $1,563,337        $1,784,317
    Accrued expenses                                         432,588           464,417
    Revolving credit facility                              1,556,858           973,338
    Current portion of long-term debt                         80,000            80,000
    Current portion of capital lease obligations              68,879            68,879
                                                       --------------  ----------------

       Total current liabilities                           3,701,662         3,370,951

Long-term debt, less current portion                       2,050,000         2,050,000
Capital lease obligations, less current portion              128,778           143,835
                                                       --------------  ----------------
                                                           5,880,440         5,564,786
Commitments

                 STOCKHOLDERS' EQUITY

Common stock:

    $ .01 par value, authorized 20,000,000 shares,
     issued 13,004,473 shares                                130,045           130,045
Paid-in capital                                           10,365,272        10,365,272
Accumulated deficit                                       (5,785,824)       (5,693,617)
Treasury stock at cost - 210,700 shares                     (205,097)         (205,097)
Accumulated comprehensive loss - foreign currency
 translation                                                 (98,440)         (103,270)
                                                       --------------  ----------------

       Total stockholders' equity                          4,405,956         4,493,333
                                                       --------------  ----------------

       Total liabilities and stockholders' equity        $10,286,396       $10,058,119
                                                       ==============  ================



Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                             See accompanying notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     For the three months ended
                                                             March  31,
                                                ------------------------------------
                                                     2003                 2002
                                                ---------------      ---------------

 Net sales                                          $3,815,571           $4,211,477
 Cost of sales                                       2,225,380            2,295,609
                                                ---------------      ---------------
  Gross profit                                       1,590,191            1,915,868
                                                ---------------      ---------------

 Operating expenses:
  Selling                                              742,458              640,895
  General and administrative                           449,103              465,418
  Research and development                             390,278              364,577
  Amortization                                          49,113               48,967
                                                ---------------      ---------------
     Total operating expenses                        1,630,952            1,519,857
                                                ---------------      ---------------

 (Loss) income from operations                         (40,761)             396,011
 Interest expense, net                                 (41,709)             (25,546)
                                                ---------------      ---------------

 (Loss) income before provision for income taxes       (82,470)             370,465
 Provision for income taxes                             (9,737)             (17,582)
                                                ---------------      ---------------

 Net (loss) income                                    $(92,207)            $352,883
                                                ===============      ===============

 Net (loss) income per common share - basic and
  diluted                                                $(.01)                $.03
                                                ===============      ===============

 Weighted average common shares outstanding:
  Basic                                             12,793,773           13,004,473
                                                ===============      ===============
  Diluted                                           12,793,773           13,143,442
                                                ===============      ===============

                             See accompanying notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         For the three months ended March 31,
                                                       ---------------------------------------
                                                             2003                  2002
                                                       ------------------    -----------------

Cash flows from operating activities:
    Net (loss) income                                           $(92,207)            $352,883
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Depreciation and amortization                              120,948              117,206
      Stock option grant for consulting services                       -                7,500
      Provision for bad debts                                          -               20,000
      Deferred rent                                                    -              (65,487)
      Changes in assets and
       liabilities:
       Accounts receivable                                      (310,464)            (571,181)
       Inventories                                                56,393              107,070
       Prepaid expenses and other current assets                 (63,377)             (19,215)
       Other assets                                               (5,616)            (287,854)
       Accounts payable                                         (220,980)            (127,170)
       Accrued expenses                                          (31,829)            (155,806)
                                                       ------------------    -----------------
          Net cash used in operating activities                 (547,132)            (622,054)
                                                       ------------------    -----------------

Cash flows from investing activities:
    Purchase of fixed assets                                    (104,154)          (1,518,146)
    Notes receivable                                              24,473                    -
                                                       ------------------    -----------------

      Net cash used in investing activities                      (79,681)          (1,518,146)
                                                       ------------------    -----------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                           -            2,200,000
    Proceeds from revolving credit facility                    4,090,000            3,825,000
    Repayment of revolving credit facility                    (3,506,480)          (3,610,496)
    Repayment of capital leases                                  (15,057)             (11,213)
                                                       ------------------    -----------------

      Net cash provided by financing activities                  568,463            2,403,291
                                                       ------------------    -----------------

Effect of exchange rate changes on cash                            4,830               (5,934)
                                                       ------------------    -----------------

(Decrease) increase in cash and cash equivalents                 (53,520)             257,157

Cash and cash equivalents - beginning of period                   99,233              260,010
                                                       ------------------    -----------------

Cash and cash equivalents - end of period                        $45,713             $517,167
                                                       ==================    =================


                             See accompanying notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

1.   BASIS OF PRESENTATION
     ---------------------

     Technology Flavors & Fragrances, Inc. (the "company," "us," "we" or "our") creates, develops and manufactures flavor and fragrance products used to provide or enhance flavors or fragrances in a wide variety of consumer and industrial products.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2002 and our consolidated audited financial statements and footnotes contained therein.

2.   INVENTORIES
     -----------
          Components of inventories are summarized as follows:

                                        March 31, 2003      December 31, 2002
                                        --------------      -----------------

           Raw Materials                    $1,913,470             $1,946,271
           Finished Goods                    1,439,110              1,462,702
                                        --------------      -----------------
                                            $ 3,352,580            $3,408,973
                                        ==============      =================

3.   EARNINGS PER SHARE
     ------------------

     Basic net (loss) income per share is calculated using the weighted average number of shares of our common stock outstanding during the period. Diluted net
(loss) income per share for the three month periods ended March 31, 2003 and 2002 was calculated using the weighted average common stock and common stock equivalents that were outstanding during the period. The effect of common stock equivalents for the three month period ended March 31, 2002 (138,979 shares) was not material and for the three month period ended March 31, 2003 was anti-dilutive and, thus, diluted net (loss) income per share for both periods is the same as basic earnings per share.

4.   STOCK-BASED COMPENSATION PLANS
     ------------------------------

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


                                                                Three months ended March 31,
                                                             ----------------------------------

                                                                  2003                   2002
                                                                 -----                   ----

        Net (loss) income, as reported                     $   (92,207)          $     352,883
        Deduct: Total stock-based employee compensation
        expense determined under fair value method used        (64,835)                (40,625)
                                                          --------------        --------------
        Pro forma net (loss) income                        $  (157,042)          $     312,258
                                                          ==============        ==============

        Earnings (loss) per share:
          Basic and diluted- as reported                   $     (0.01)          $        0.03
                                                          ==============        ==============


          Basic and diluted- pro forma                     $     (0.01)          $        0.02
                                                          ==============        ==============


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

           The following information for the three month periods ended March 31, 2003 and March 31, 2002 has been derived from our unaudited consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2002 and the consolidated audited financial statements included therein.


                                       Three months ended March 31,
                                   -----------------------------------
                                        2003               2002
                                   ----------------   ----------------
                                          (amounts in thousands)

Net sales                            $3,816  100.0%     $4,211  100.0%
Gross profit                          1,590   41.7       1,916   45.5
Operating expenses:
  Selling                               743   19.5         641   15.2
  General and administrative            449   11.8         465   11.0
  Research and development              390   10.2         365    8.7
  Amortization                           49    1.3          49    1.2
(Loss) income from operations           (41)   1.1         396    9.4
Interest expense, net                    42    1.1          26    0.6
Provision for income taxes                9    0.2          17    0.4
Net (loss) income                       (92)   2.4         353    8.4


Net sales. Net sales for the three months ended March 31, 2003 decreased by $395,000, or 9.4%, to $3,816,000 as compared to net sales of $4,211,000 for the three months ended March 31, 2002 due principally to a slowdown in customer orders caused by the political and economic uncertainties in the US and delays in new product launches by our customers.

Gross profit. Gross profit, as a percentage of sales, decreased 3.8% to 41.7% on net sales of $3,816,000 for the three months ended March 31, 2003 from 45.5% on net sales of $4,211,000 for the same period last year due principally to a higher concentration of high gross margin new flavor products launched in 2002 and lower sales volume in 2003.

Operating expenses:

     Selling expenses. Selling expenses increased by $102,000, or 15.9%, to $743,000 for the three months ended March 31, 2003 from $641,000 for the same period last year due principally to the hiring of an additional sales person and increased advertising costs.

     General and administrative expenses. General and administrative expenses of $449,000 for the three months ended March 31, 2003 were comparable to the expenses incurred for the prior year's period of $465,000.

     Research and development expenses. Research and development expenses increased by $25,000, or 6.9%, to $390,000 for the three months ended March 31, 2003 from $365,000 for the same period last year due principally to increases in outside contract services.

     Amortization expense. Amortization expense for the three months ended March 31, 2003 and March 31, 2002 was $49,000 for both periods.

     Total operating expenses. Total operating expenses increased by $111,000, or 7.3%, to $1,631,000 for the three months ended March 31, 2003 from $1,520,000 for the same period last year as a result of the factors described above.

Interest expense, net. Interest expense increased by $16,000, or 61.5%, to $42,000 for the three months ended March 31, 2003 from $26,000 for the same period last year due principally to a higher level of outstanding borrowing under our revolving credit facility.

Provision for income taxes. Provision for income taxes represents state franchise taxes and Federal alternative minimum tax of $9,000 for the three months ended March 31, 2003 and $17,000 for last year's comparable period. There were no Federal income tax provisions for the 2003 and 2002 periods since we had available net operating loss carryforwards for which valuation allowances have been recorded.

Net (loss)income. Net (loss) income for the three months ended March 31, 2003 was $(92,000) as compared to net income of $353,000 for the same period last year.

Liquidity and Capital Resources

     Historically, our financing needs have been met through issuance of equity and debt securities and commercial bank loans. In April 2002, we entered into a 5-year term Loan and Security Agreement with a lender. We call this revolving credit facility the 2002 Credit Facility. The maximum line of credit under the 2002 Credit Facility was initially set at $3,000,000 but may be increased at our option to $4,000,000 at any time through June 30, 2004.

     Outstanding borrowings under the 2002 Credit Facility bear interest at a rate equal to a prime lending rate plus one-quarter of a percentage point (4.75% at March 31, 2003). Borrowings under the 2002 Credit Facility are subject to certain eligibility requirements relating to our receivables and inventories. Outstanding borrowings are secured by substantially all of our assets, including our product formulations. We must comply with certain financial and other covenants contained in the Loan and Security Agreement, including maintaining tangible net worth of at least $3,200,000, achieving annual cash flow, as defined, of at least $1.00 and incurring expenditures for capital assets of not more than $500,000 each year, excluding those capital expenditures made from proceeds of the Industrial Development Agency Bonds financing. Our subsidiaries have guaranteed our obligations under the 2002 Credit Facility. Borrowings under the 2002 Credit Facility at March 31, 2003 were $1,557,000 and $1,443,000 was available for additional borrowings in accordance with the 2002 Credit Facility.

     At March 31, 2003, our working capital decreased by $67,000, or 1.9%, to $3,422,000 from $3,489,000 at December 31, 2002. We are committed under non-cancellable operating and capital leases and long-term debt obligations for the upcoming year of approximately $277,000.

                         Item 3. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

     (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.


                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings
             Not Applicable

Item 2.      Changes in Securities and Use of Proceeds
             Not Applicable

Item 3.      Defaults Upon Senior Securities
             Not Applicable

Item 4.      Submission of Matters to a Vote of Security Holders
             Not Applicable

Item 5.      Other Information
             None

Item 6.      Exhibits and Reports on Form 8-K
             (a) Exhibits
                 Exhibit 99.1 - Written Statement of Chief Executive Officer and Chief Financial Officer.
             (b) Reports on Form 8-K
                 None

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 24, 2003

                          TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                          By /s/ Joseph A. Gemmo
                            ----------------------------------------------------
                                 Joseph A. Gemmo
                                 Vice President and Chief Financial Officer
                                 (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of Registrant)

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarter report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 24, 2003

                                       /s/ Philip Rosner
                                       ------------------------------
                                       Philip Rosner
                                       Chairman and Chief Executive Officer

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarter report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date April 24, 2003

                                     /s/ Joseph A. Gemmo
                                     -----------------------------------------
                                     Joseph A. Gemmo
                                     Vice President and Chief Financial Officer