Form 10QSB
period 2003-06-30
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 2003-07-25
CIK 1000048

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                           Commission File No. 0-26682


                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      -------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


           Delaware                                       11-3199437
-----------------------------------            ---------------------------------
(State or other Jurisdiction                   (IRS Employer Identification No.)
  of Incorporation or Organization)

                10 Edison Street East, Amityville, New York 11701
                -------------------------------------------------
                    (Address of Principal Executive Offices)

                                  631- 842-7600
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES __X__            NO ____



                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the issuer's common stock, par value $.01 per share, as of July 25, 2003, was 12,793,773.

Transitional Small Business Disclosure Format (check one):

                          YES _____            NO __X__

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                              INDEX TO FORM 10-QSB

                                  June 30, 2003



PART I-- FINANCIAL INFORMATION                                              PAGE

  Item 1 -- Financial Statements (Unaudited)

              Consolidated Balance Sheets at June 30, 2003
              and December 31, 2002                                           1

              Consolidated Statements of Operations
              for the Three Months and Six Months Ended
              June 30, 2003 and June 30, 2002                                 2

              Consolidated Statements of Cash Flows
              for the Six Months Ended June 30, 2003
              and June 30, 2002                                               3

              Notes to Consolidated Financial Statements                      4

  Item 2 -- Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     6

  Item 3 -- Controls and Procedures                                           8


PART II-- OTHER INFORMATION                                                   8


SIGNATURES                                                                    9


CERTIFICATIONS                                                               10

                                     PART I
                         ITEM 1 -- FINANCIAL STATEMENTS

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                                                                  At
                                                                               June 30,                 At
                                                                                2003               December 31,
                                                                             (unaudited)               2002
                                                                            -------------         -------------
                          ASSETS
Current assets:
    Cash and cash equivalents                                               $     63,494          $     99,233
    Cash held in escrow                                                          113,136               187,074
    Receivables, net                                                           3,655,992             2,972,183
    Inventories                                                                3,477,882             3,408,973
    Prepaid expenses and other current assets                                    254,469               192,455
                                                                            -------------         -------------
           Total current assets                                                7,564,973             6,859,918

Fixed assets, net                                                              2,176,091             2,216,148
Intangible assets, net                                                           364,848               445,925
Other assets                                                                     432,961               458,608
Notes receivable from related parties                                             53,047                77,520
                                                                            -------------         -------------
           Total assets                                                     $ 10,591,920          $ 10,058,119
                                                                            =============         =============

                       LIABILITIES

Current liabilities:
    Accounts payable                                                        $  1,814,838          $  1,784,317
    Accrued expenses                                                             409,617               464,417
    Revolving credit facility                                                  1,480,388               973,338
    Current portion of long-term debt                                             80,000                80,000
    Current portion of capital lease obligations                                  68,879                68,879
                                                                            -------------         -------------
           Total current liabilities                                           3,853,722             3,370,951

Long-term debt, less current portion                                           2,050,000             2,050,000
Capital lease obligations, less current portion                                  112,846               143,835
                                                                            -------------         -------------
                                                                               6,016,568             5,564,786
Commitments
                       STOCKHOLDERS' EQUITY

Common stock:
    $ .01 par value, authorized 20,000,000 shares, issued
    13,004,473 shares                                                            130,045               130,045
Paid-in capital                                                               10,365,272            10,365,272
Accumulated deficit                                                           (5,678,564)           (5,693,617)
Treasury stock at cost - 210,700 shares                                         (205,097)             (205,097)
Accumulated comprehensive loss - foreign currency translation                    (36,304)             (103,270)
                                                                            -------------         -------------
           Total stockholders' equity                                          4,575,352             4,493,333
                                                                            -------------         -------------

           Total liabilities and stockholders' equity                       $ 10,591,920          $ 10,058,119
                                                                            =============         =============
                            See accompanying notes.

                                      -1-

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            For the three months ended                  For the six months ended

                                                                    June 30,                                   June 30,
                                                       ----------------------------------         ----------------------------------
                                                            2003                 2002                 2003                  2002
                                                       -------------        -------------         -------------        -------------
 Net sales                                             $  4,265,240         $  4,525,311          $  8,080,811         $  8,736,788
 Cost of sales                                            2,473,644            2,602,788             4,699,024            4,898,397
                                                       -------------        -------------         -------------        -------------

    Gross profit                                          1,791,596            1,922,523             3,381,787            3,838,391
                                                       -------------        -------------         -------------        -------------
 Operating expenses:
    Selling                                                 803,282              700,906             1,545,740            1,341,801
    General and administrative                              390,740              378,596               839,843              844,014
    Research and development                                380,376              365,455               770,654              730,032
    Amortization                                             48,750               49,839                97,863               98,806
                                                       -------------        -------------         -------------        -------------

      Total operating expenses                            1,623,148            1,494,796             3,254,100            3,014,653
                                                       -------------        -------------         -------------        -------------

 Income from operations                                     168,448              427,727               127,687              823,738
 Interest expense, net                                      (55,186)             (69,288)              (96,895)             (94,834)
                                                       -------------        -------------         -------------        -------------

 Income before provision for income taxes                   113,262              358,439                30,792              728,904
 Provision for income taxes                                  (6,002)                (854)              (15,739)             (18,436)
                                                       -------------        -------------         -------------        -------------

 Net income                                            $    107,260         $    357,585          $     15,053         $    710,468
                                                       =============        =============         =============        =============
 Net income per common share - basic and diluted       $        .01         $        .03          $        .00                  .05
                                                       =============        =============         =============        =============
 Weighted average common shares outstanding:
      Basic                                              12,793,773           13,004,473            12,793,773           13,004,473
                                                       =============        =============         =============        =============
      Diluted                                            12,836,169           13,207,977            12,814,971           13,175,710
                                                       =============        =============         =============        =============

                             See accompanying notes.



                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                              For the six months ended June 30,
                                                                            -----------------------------------
                                                                                2003                   2002
                                                                            -------------         -------------

Cash flows from operating activities:
    Net income                                                              $     15,053          $    710,468
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                            244,319               252,149
        Stock option grant for consulting services                                     -                 7,500
        Provision for bad debts                                                        -                40,000
        Deferred rent                                                                  -               (65,487)
        Changes in assets and liabilities:
           Accounts receivable                                                  (683,809)             (496,858)
           Inventories                                                           (68,909)               63,545
           Prepaid expenses and other current assets                             (62,014)              (75,745)
           Other assets                                                            8,499              (326,767)
           Accounts payable                                                       30,521               (31,779)
           Accrued expenses                                                      (54,800)             (260,757)
                                                                            -------------         -------------

        Net cash used in operating activities                                   (571,140)             (183,731)
                                                                            -------------         -------------
Cash flows from investing activities:
    Purchase of fixed assets                                                    (106,037)           (1,536,963)
    Restricted cash                                                               73,938              (430,967)
    Notes receivable                                                              24,473                     -
                                                                            -------------         -------------
        Net cash used in investing activities                                     (7,626)           (1,967,930)
                                                                            -------------         -------------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                           -             2,200,000
    Proceeds from revolving credit facility                                    7,865,000             8,100,231
    Repayment of revolving credit facility                                    (7,357,950)           (8,219,484)
    Payment of capital lease obligations                                         (30,989)              (21,987)
                                                                            -------------         -------------

        Net cash provided by financing activities                                476,061             2,058,760
                                                                            -------------         -------------

Effect of exchange rate changes on cash                                           66,966                 2,713
                                                                            -------------         -------------

Decrease in cash                                                                 (35,739)              (90,188)

Cash and cash equivalents - beginning of period                                   99,233               260,010
                                                                            -------------         -------------

Cash and cash equivalents - end of period                                   $     63,494          $    169,822
                                                                            =============         =============

                             See accompanying notes.

                                      -3-

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

1.   BASIS OF PRESENTATION

     Technology Flavors & Fragrances, Inc. (the "company," "us," "we" or "our") creates, develops and manufactures flavor and fragrance products used to provide or enhance flavors or fragrances in a wide variety of consumer and industrial products.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2002 and our consolidated audited financial statements and footnotes contained therein.

2.   INVENTORIES

     Components of inventories are summarized as follows:

                                  June 30, 2003         December 31, 2002
                                  -------------         -----------------

     Raw Materials                  $2,112,802             $1,946,271
     Finished Goods                  1,365,080              1,462,702
                                    -----------            -----------
                                    $3,477,882             $3,408,973
                                    ===========            ===========

3.   EARNINGS PER SHARE

     Basic net income per share is calculated using the weighted average number of shares of our common stock outstanding during the period. Diluted net income per share for the three-month and six-month periods ended June 30, 2003 and 2002 was calculated using the weighted average common stock and common stock equivalents that were outstanding during the period. The effect of common stock equivalents for the three-month and six-month periods ended June 30, 2003 (42,396 shares and 32,291 shares, respectively) and for the three-month and six-month periods ended June 30, 2002 (203,504 shares and 171,237 shares, respectively) was not material and, thus, diluted net income per share for such periods is the same as basic earnings per share.

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

                                                        Three months ended June 30,          Six months ended June 30,
                                                       -----------------------------       ----------------------------

                                                          2003               2002             2003              2002
                                                          ----               ----             ----              ----

       Net income, as reported                         $ 107,260          $ 357,585        $  15,053         $ 710,468

       Deduct: Total stock-based employee
       compensation expense determined
       under fair value method used                      (39,835)           (72,224)        (104,670)         (112,849)
                                                       ----------------------------------------------------------------

       Pro forma net income                            $  67,425          $ 285,361        $ (89,617)        $ 597,619
                                                       ================================================================
       Earnings per share:

           Basic and diluted - as reported             $     .01          $     .03        $       -         $     .05
                                                       ================================================================

           Basic and diluted -  pro forma              $     .01          $     .02        $       -         $     .05
                                                       ================================================================

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following information for the three-month and six-month periods ended June 30, 2003 and June 30, 2002 have been derived from our unaudited consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2002 and the consolidated audited financial statements included therein.

                                         Three months ended June 30,                    Six months ended June 30,
                                   ----------------------------------------       ----------------------------------------
                                         2003                   2002                     2003                  2002
                                   ----------------       -----------------       -----------------      -----------------
                                                                   (amounts in thousands)

Net sales                          $4,265    100.0%       $4,525     100.0%       $8,081     100.0%      $8,737     100.0%
Gross profit                        1,791     42.0         1,923      42.5         3,382      41.9        3,838      43.9
Operating expenses:
    Selling                           803     18.8           701      15.5         1,546      19.2        1,341      15.4
    General and administrative        390      9.1           379       8.3           840      10.4          844       9.6
    Research and development          381      9.0           365       8.1           770       9.5          730       8.4
    Amortization                       49      1.2            50       1.1            98       1.2           99       1.1
Income from operations                168      3.9           428       9.5           128       1.6          824       9.4
Interest expense, net                  55      1.4            69       1.6            97       1.2           95       1.1
Provision for income taxes              6        -             1         -            16       0.2           19       0.2
Net income                            107      2.5           358       7.9            15       0.2          710       8.1

     Net sales. Net sales decreased by $260,000, or 5.7%, to $4,265,000 for the three months ended June 30, 2003 from $4,525,000 for the same period last year and decreased by $656,000, or 7.5%, to $8,081,000 for the six months ended June 30, 2003 from $8,737,000 for the comparable six-month period of 2002. The decreases were principally attributable to the continued economic recession and depressed consumer demand which has caused a slowdown in customer orders and delays in new product launches by our customers.

     Gross profit. Gross profit, as a percentage of sales, for the three-month periods ended June 30, 2003 and June 30, 2002 of 42.0% and 42.5%, respectively, were comparable, while gross profit for the six-month period ended June 30, 2003 decreased to 41.9% as compared to 43.9% for the same period last year, due principally to the impact of lower sales volume and, to a lesser extent, unfavorable differences in product mix.

Operating expenses:

     Selling expenses. Selling expenses for the three months ended June 30, 2003 increased by $102,000, or 14.6%, to $803,000 from $701,000 for the same period last year and increased by $205,000, or 15.3%, to $1,546,000 from $1,341,000 for the same period last year. Such increases for the three-month and six-month periods were principally attributable to: (1) start-up costs relative to the Company's proposed overseas business ventures of $81,000 incurred during the second quarter; (2) higher sales commissions of $32,000 and $47,000, respectively; and (3) higher marketing and advertising costs of $55,000 incurred principally during the first quarter of 2003.

     General and administrative expenses. General and administrative expenses for the three month and six-month periods ended June 30, 2003 of $390,000 and $840,000, respectively, were consistent with such expenses in the comparable periods last year of $379,000 and $844,000, respectively.

     Research and development expenses. Research and development expenses for the three months ended June 30, 2003 increased by $16,000, or 4.4%, to $381,000 from $365,000 for the same period last year and increased by $40,000, or 5.5%, to $770,000 from $730,000 for the same period last year due principally to higher personnel costs.

     Amortization expense. Amortization expense for the three months and six months ended June 30, 2003 of $49,000 and $98,000, respectively, was consistent with such expenses in the comparable 2002 periods of $50,000 and $99,000, respectively.

     Total operating expenses. Total operating expenses increased by $128,000, or 8.6%, to $1,623,000 for the three months ended June 30, 2003 from $1,495,000 for the comparable period in 2002 and increased by $280,000, or 9.3%, to $3,294,000 for the six months ended June 30, 2003 from $3,014,000 for the comparable six-month period of 2002 as a result of the factors described above.

     Interest expense, net. Interest expense decreased by $14,000, or 20.3%, to $55,000 for the three months ended June 30, 2003 from $69,000 for the comparable 2002 period and increased by $2,000, or 2.1%, to $97,000 for the six months ended June 30, 2003 from $95,000 for the comparable six-month period of 2002 due to lower interest rates on our revolving credit facility and IDA Bond financing, partially offset by higher levels of outstanding borrowing under our revolving credit facility.

     Provision for income taxes. Provision for income taxes principally represents state franchise taxes and Federal alternative minimum tax. There were no Federal income tax provisions for 2003 and 2002 since we had available net operating loss carryforwards for which valuation allowances have been recorded.

     Net Income. Net income was $107,000 and $15,000 for the three-month and six-month periods ended June 30, 2003 as compared to net income for the comparable 2002 periods of $358,000 and $710,000, respectively.

Liquidity and Capital Resources

     Historically, our financing needs have been met through issuance of equity and debt securities and commercial bank loans. In April 2002, we entered into a five-year term Loan and Security Agreement with a lender. We call this new revolving credit facility the 2002 Credit Facility. The maximum line of credit under the 2002 Credit Facility was initially set at $3,000,000 but may be increased at our option to $4,000,000 at any time through June 30, 2004.

     Outstanding borrowings under the 2002 Credit Facility bear interest at a rate equal to a prime lending rate plus one-quarter of a percentage point (4.25% at June 30, 2003). Borrowings under the 2002 Credit Facility are subject to certain eligibility requirements relating to our receivables and inventories. Outstanding borrowings are secured by substantially all of our assets, including our product formulations. We must comply with certain financial and other covenants contained in the Loan and Security Agreement, including maintaining tangible net worth of at least $3,200,000, achieving annual cash flow, as defined, of at least $1.00 and incurring expenditures for capital assets of not more than $500,000 each year, excluding those capital expenditures made from proceeds of the Industrial Development Agency (IDA) Bonds financing in January 2002.

     Our subsidiaries have guaranteed our obligations under the 2002 Credit Facility. Borrowings under the 2002 Credit Facility at June 30, 2003 were $1,480,000 and $1,520,000 was available for additional borrowings in accordance with the terms of the 2002 Credit Facility.

     At June 30, 2003, our working capital increased by $222,000, or 6.4%, to $3,711,000 from $3,489,000 at December 31, 2002. We are committed under non-cancellable operating and capital leases for the upcoming year of approximately $277,000.


ITEM 3 - Controls and Procedures

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

Item 1.    Legal Proceedings
           Not Applicable

Item 2.    Changes in Securities and Use of Proceeds
           Not Applicable

Item 3.    Defaults Upon Senior Securities
           Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           Not Applicable

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K
           (a) Exhibits
               Exhibit 99.1 - Written Statement of Chief Executive Officer and Chief Financial Officer.
           (b) Reports on Form 8-K
               The Company filed a current report on Form 8-K with the Securities and Exchange Commission on July 25, 2003 with respect to Item 5. Other Events and Regulation FD Disclosure and subsection (c) Exhibits of Item 7. Financial Statements and Exhibits.


                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   July 25, 2003

                                TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                                By_/s/_Joseph_A._Gemmo__________________________
                                    Joseph A. Gemmo
                                    Vice President and Chief Financial Officer
                                   (Principal Financial Officer and Officer Duly
                                    Authorized to Sign on Behalf of Registrant)

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

Date:  July 25, 2003

                                            /s/_Philip_Rosner___________________
                                            Philip Rosner
                                            Chairman and Chief Executive Officer

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

Date July 25, 2003

                                      /s/_Joseph_A._Gemmo_______________________
                                      Joseph A. Gemmo
                                      Vice President and Chief Financial Officer

                                                                    Exhibit 99.1






                                WRITTEN STATEMENT
                                       OF
               CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER



     The undersigned hereby certify that the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 filed by Technology Flavors & Fragrances, Inc. with the Securities and Exchange Commission fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the issuer.




Dated:  July 25, 2003                 /s/_Philip_Rosner________________________
                                      Philip Rosner
                                      Chairman and Chief Executive Officer




Dated:  July 25, 2003                 /s/_Joseph_A._Gemmo_______________________
                                      Joseph A. Gemmo
                                      Vice President and Chief Financial Officer