Form 10QSB
period 2003-09-30
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 2003-11-10
CIK 1000048

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

         [   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                           Commission File No. 0-26682


                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      -------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


                  Delaware                                  11-3199437
----------------------------------------------    ------------------------------
(State or other Jurisdiction of Incorporation      (IRS Employer Identification
             or Organization)                                  No.)

                10 Edison Street East, Amityville, New York 11701
                -------------------------------------------------
                    (Address of Principal Executive Offices)

                                  631- 842-7600
               --------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   YES       X              NO
           ------                  ------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the issuer's common stock, par value $.01 per share, as of November 7, 2003, was 12,793,773.

Transitional Small Business Disclosure Format (check one):

   YES                      NO       X
           ------                  ------

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                              INDEX TO FORM 10-QSB

                               September 30, 2003



PART I-- FINANCIAL INFORMATION                                              PAGE

   Item 1 -- Financial Statements (Unaudited)

                   Consolidated Balance Sheets at September 30, 2003
                   and December 31, 2002......................................1

                   Consolidated Statements of Operations
                   for the Three Months and Nine Months Ended
                   September 30, 2003 and September 30, 2002..................2

                   Consolidated Statements of Cash Flows
                   for the Nine Months Ended September 30, 2003
                   and September 30, 2002.....................................3

                   Notes to Consolidated Financial Statements.................4

   Item 2 -- Management's Discussion and Analysis of
               Financial Condition and Results of Operations..................6

   Item 3-- Controls and Procedures...........................................8

PART II-- OTHER INFORMATION...................................................8


SIGNATURES....................................................................9


CERTIFICATIONS................................................................10


                                     PART I
                          ITEM 1 - FINANCIAL STATEMENTS

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                At
                                                                           September 30,               At
                                                                               2003               December 31,
                                                                            (unaudited)               2002
                                                                           -------------          ------------
                          ASSETS
Current assets:
    Cash and cash equivalents                                              $      69,232          $     99,233
    Cash held in escrow                                                           86,871               187,074
    Receivables, net                                                           3,514,068             2,972,183
    Inventories                                                                3,466,539             3,408,973
    Prepaid expenses and other current assets                                    307,082               192,455
                                                                           -------------          ------------
           Total current assets                                                7,443,792             6,859,918

Fixed assets, net                                                              2,146,402             2,216,148
Intangible assets, net                                                           324,309               445,925
Other assets                                                                     561,098               458,608
Notes receivable from related parties                                             53,047                77,520
                                                                           -------------          ------------
           Total assets                                                    $  10,528,648          $ 10,058,119
                                                                           =============          ============

                       LIABILITIES

Current liabilities:
    Accounts payable                                                       $   1,883,618          $  1,784,317
    Accrued expenses                                                             557,386               464,417
    Revolving credit facility                                                  1,388,618               973,338
    Current portion of long-term debt                                             80,000                80,000
    Current portion of capital lease obligations                                  68,879                68,879
                                                                           -------------          ------------
           Total current liabilities                                           3,978,501             3,370,951

Long-term debt, less current portion                                           2,050,000             2,050,000

Capital lease obligations, less current portion                                   95,972               143,835
                                                                           -------------          ------------
                                                                               6,124,473             5,564,786
Commitments

                       STOCKHOLDERS' EQUITY

Common stock:
    $ .01 par value, authorized 20,000,000 shares, issued
    13,004,473 shares                                                            130,045               130,045
Paid-in capital                                                               10,365,272            10,365,272
Accumulated deficit                                                           (5,836,333)           (5,693,617)
Treasury stock at cost - 210,700 shares                                         (205,097)             (205,097)
Accumulated comprehensive loss - foreign currency translation                    (49,712)             (103,270)
                                                                           -------------          ------------
           Total stockholders' equity                                          4,404,175             4,493,333
                                                                           -------------          ------------

           Total liabilities and stockholders' equity                      $  10,528,648          $ 10,058,119
                                                                           =============          ============

                            See accompanying notes.


                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        For the three months ended             For the nine months ended
                                                              September 30,                          September 30,
                                                      -------------------------------       --------------------------------
                                                         2003                2002               2003                2002

 Net sales                                            $ 4,041,062         $ 4,068,313       $ 12,121,873        $ 12,805,101
 Cost of sales                                          2,480,696           2,313,275          7,167,271           7,211,672
                                                      -----------         -----------       ------------        ------------
    Gross profit                                        1,560,366           1,755,038          4,954,602           5,593,429
                                                      -----------         -----------       ------------        ------------
 Operating expenses:
    Selling                                               745,960             644,446          2,291,700           1,986,247
    General and administrative                            482,452             447,816          1,322,295           1,291,830
    Research and development                              408,619             390,158          1,179,273           1,120,190
    Amortization                                           48,750              49,839            146,613             148,645
                                                      -----------         -----------       ------------        ------------

      Total operating expenses                          1,685,781           1,532,259          4,939,881           4,546,912
                                                      -----------         -----------       ------------        ------------

 (Loss) income from operations                           (125,415)            222,779             14,721           1,046,517
 Interest expense, net                                    (38,809)            (45,164)          (135,704)           (139,998)
                                                      -----------         -----------       ------------        ------------
 (Loss) income before income taxes                       (164,224)            177,615           (120,983)            906,519
 (Provision) tax benefit                                   (6,000)            (30,000)           (21,733)             11,564
                                                      -----------         -----------       ------------        ------------
 Net (loss) income                                    $  (170,224)        $   207,615       $   (142,716)       $    918,083
                                                      ===========         ===========       ============        ============
 Net (loss) income  per common share -
   basic and diluted                                  $      (.01)        $       .02       $       (.01)       $        .07
                                                      ===========         ===========       ============        ============
 Weighted average common shares outstanding:
      Basic                                            12,793,773          13,004,473         12,793,773          13,004,473
                                                      ===========         ===========       ============        ============
      Diluted                                          12,793,773          13,124,527         12,793,773          13,158,649
                                                      ===========         ===========       ============        ============


                             See accompanying notes.


                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         For the nine months ended September 30,
                                                                         ---------------------------------------
                                                                            2003                       2002
                                                                         ------------               ------------
Cash flows from operating activities:
    Net (loss) income                                                    $   (142,716)              $    918,083
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                         364,389                    377,245
        Stock option grant for consulting services                                  -                      7,500
        Provision for bad debts                                                     -                     60,000
        Deferred rent                                                               -                    (65,487)
        Changes in assets and liabilities:
           Accounts receivables                                              (541,885)                  (198,225)
           Inventories                                                        (57,566)                   (83,611)
           Prepaid expenses and other current assets                         (114,627)                   (73,867)
           Other assets                                                      (127,486)                  (308,742)
           Accounts payable                                                    99,301                   (222,339)
           Accrued expenses                                                    92,969                   (178,693)
                                                                         ------------               ------------
        Net cash (used in) provided by operating activities                  (427,621)                   231,864
                                                                         ------------               ------------
Cash flows from investing activities:
    Purchase of fixed assets                                                 (148,031)                (1,703,495)
    Restricted cash                                                           100,203                   (303,515)
    Notes receivable                                                           24,473                     26,115
                                                                         ------------               ------------
        Net cash used in investing activities                                 (23,355)                (1,980,895)
                                                                         ------------               ------------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                        -                  2,200,000
    Proceeds from revolving credit facility                                11,715,000                 11,900,000
    Repayment of revolving credit facility                                (11,299,720)               (12,361,038)
    Payment of capital lease obligations                                      (47,863)                   (34,646)
                                                                         ------------               ------------
        Net cash provided by financing activities                             367,417                  1,704,316
                                                                         ------------               ------------
Effect of exchange rate changes on cash                                        53,558                     (9,722)
                                                                         ------------               ------------
Decrease in cash and equivalents                                              (30,001)                   (54,437)

Cash and cash equivalents - beginning of period                                99,233                    260,010
                                                                         ------------               ------------
Cash and cash equivalents - end of period                                $     69,232               $    205,573
                                                                         ============               ============


                             See accompanying notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

1. BASIS OF PRESENTATION
   ---------------------

     Technology Flavors & Fragrances, Inc. (the "company," "us," "we" or "our") creates, develops and manufactures flavor and fragrance products used to provide or enhance flavors or fragrances in a wide variety of consumer and industrial products.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2002 and our consolidated audited financial statements and footnotes contained therein.

2. INVENTORIES
   -----------

   Components of inventories are summarized as follows:

                                      September 30, 2003       December 31, 2002
                                      ------------------       -----------------

   Raw Materials                          $2,226,136              $1,946,271
   Finished Goods                          1,240,403               1,462,702
                                          ----------              ----------
                                          $3,466,539              $3,408,973
                                          ==========              ==========

3. EARNINGS PER SHARE
   ------------------

     Basic net (loss) income per share is calculated using the weighted average number of shares of our common stock outstanding during the period. Diluted net income per share for the three-month and nine-month periods ended September 30, 2002 was calculated using the weighted average common stock and common stock equivalents that were outstanding during the period. The effect of common stock equivalents for the three-month and nine-month periods ended September 30, 2002 (120,054 shares and 154,176 shares, respectively) was not material and, thus, diluted net income per share for such periods is the same as basic earnings per share.

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


                                           Three months ended          Nine months ended
                                             September 30,               September 30,
                                      ---------------------------  -------------------------
                                           2003          2002         2003          2002
                                           ----          ----         ----          ----

 Net (loss) income, as reported         $(170,224)     $207,615     $(142,716)    $918,083

 Deduct: Total stock-based employee
 compensation expense determined
 under fair value method used             (34,835)      (25,000)     (139,505)    (137,849)
                                      ---------------------------  -------------------------

 Pro forma net (loss) income            $(205,059)     $182,615     $(282,221)    $780,234

 Net (loss) income per share:

     Basic and diluted - as reported       $(0.01)        $0.02        $(0.01)       $0.07
                                      ===========================  =========================

     Basic and diluted -  pro forma        $(0.02)        $0.01        $(0.02)       $0.06
                                      ===========================  =========================


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following information for the three-month and nine-month periods ended September 30, 2003 and September 30, 2002 have been derived from our unaudited consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2002 and the consolidated audited financial statements included therein.

                                         Three months ended September 30,                Nine months ended September 30,
                                    ------------------------------------------    --------------------------------------------
                                           2003                   2002                    2003                    2002
                                    -------------------   --------------------    ---------------------   --------------------
                                                                     (amounts in thousands)

Net sales                           $4,041     100.0%      $4,068      100.0%      $12,122      100.0%     $12,805      100.0%
Gross profit                         1,560      38.6        1,755       43.1         4,955       40.9        5,593       43.7
Operating expenses:
    Selling                            746      18.5          644       15.8         2,292       18.9        1,986       15.5
    General and administrative         482      11.9          448       11.0         1,322       10.9        1,292       10.1
    Research and development           409      10.1          390        9.6         1,179        9.7        1,120        8.7
    Amortization                        49       1.2           50        1.2           147        1.2          149        1.2
(Loss) income from operations         (125)      3.1          223        5.5            15        0.2        1,046        8.2
Interest expense, net                  (39)      1.0          (45)       1.1          (136)       1.2         (140)       1.1
(Provision) tax benefit                 (6)      0.1          (30)       0.7           (22)       0.2           12        0.1
Net (loss) income                     (170)      4.2          208        5.1          (143)       1.2          918        7.2



Net sales. Net sales for the three months ended September 30, 2003 and September 30, 2002 of $4,041,000 and $4,068,000, respectively, were comparable, while net sales for the nine months ended September 30, 2003 decreased by $683,000, or 5.3%, to $12,122,000 from $12,805,000 for the comparable nine-month period of 2002. The decrease was principally attributable to the economic recession which caused a slowdown in customer orders and ongoing customer efforts to reduce inventory levels, and lost revenues from a certain customer following its aquisition.

Gross profit. Gross profit, as a percentage of sales, decreased 4.5% to 38.6% on net sales of $4,041,000 for the three months ended September 30, 2003 from 43.1% on net sales of $4,068,000 for the same period last year, and decreased 2.8% to 40.9% on net sales of $12,122,000 for the nine months ended September 30, 2003 from 43.7% on net sales of $12,805,000 for the same period last year. Such decreases in 2003 were due principally to higher raw material costs, higher manufacturing operating costs due principally to freight, outside contract services and insurance, and to a lesser extent, unfavorable changes in product mix.

Operating expenses:

     Selling expenses. Selling expenses for the three months ended September 30, 2003 increased by $102,000, or 15.8%, to $746,000 from $644,000 for the same period last year and increased by $306,000, or 15.4%, to $2,292,000 for the nine months ended September 30, 2003 from $1,986,000 for the same period last year. Such increases for the three-month and nine-month periods were principally attributable to: (1) start-up costs relative to our prospective overseas business ventures of $20,000 and $101,000, respectively; wages and fringes for a newly hired sales person of $23,000 and $68,000, respectively; (2) higher sales commissions of $20,000 and $69,000, respectively; and (3) higher marketing and advertising costs of $35,000 and $62,000, respectively.

     General and administrative expenses. General and administrative expenses for the three months ended September 30, 2003 increased by $34,000, or 7.6%, to $482,000 from $448,000 for the same period last year and increased by $30,000, or 2.3%, to $1,322,000 for the nine months ended September 30, 2003 from $1,292,000 for the same period last year. The increases were due principally to retainer fees paid to a mergers and acquisitions consulting firm.

     Research and development expenses. Research and development expenses for the three months ended September 30, 2003 increased by $19,000, or 4.9%, to $409,000 from $390,000 for the same period last year and increased by $59,000, or 5.3%, to $1,179,000 from $1,120,000 for the same period last year due principally to wages and fringe benefits for a newly hired lab technician.

     Amortization expense. Amortization expense for the three months and nine months ended September 30, 2003 of $49,000 and $147,000, respectively, was consistent with such expenses in the comparable 2002 periods of $50,000 and $149,000, respectively.

     Total operating expenses. Total operating expenses increased by $154,000, or 10.1%, to $1,686,000 for the three months ended September 30, 2003 from $1,532,000 for the comparable period in 2002 and increased by $393,000, or 8.6%, to $4,940,000 for the nine months ended September 30, 2003 from $4,547,000 for the comparable nine-month period of 2002 as a result of the factors described above.

Interest expense, net. Interest expense decreased by $6,000, or 13.3%, to $39,000 for the three months ended September 30, 2003 from $45,000 for the comparable 2002 period and decreased by $4,000, or 2.9%, to $136,000 for the nine months ended September 30, 2003 from $140,000 for the comparable nine-month period of 2002 due principally to lower interest rates on our revolving credit facility and IDA Bond financing, partially offset by higher levels of outstanding borrowing under our revolving credit facility.

Provision for income taxes. Provision for income taxes principally represents state franchise taxes and Federal alternative minimum tax. There were no Federal income tax provisions for 2003 and 2002 since we had available net operating loss carryforwards for which valuation allowances have been recorded.

Net (loss) income. Net loss was $170,000 and $143,000 for the three-month and nine-month periods ended September 30, 2003 as compared to net income for the comparable 2002 periods of $208,000 and $918,000, respectively.

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

Outstanding borrowings under the 2002 Credit Facility bear interest at a rate equal to a prime lending rate plus one-quarter of a percentage point (4.25% at September 30, 2003). Borrowings under the 2002 Credit Facility are subject to certain eligibility requirements relating to our receivables and inventories. Outstanding borrowings are secured by substantially all of our assets, including our product formulations. We must comply with certain financial and other covenants contained in the Loan and Security Agreement, including maintaining tangible net worth of at least $3,200,000, achieving annual cash flow, as defined, of at least $1.00 and incurring expenditures for capital assets of not more than $500,000 each year, excluding those capital expenditures made from proceeds of the Industrial Development Agency (IDA) Bonds financing in January 2002.

     Our subsidiaries have guaranteed our obligations under the 2002 Credit Facility. Borrowings under the 2002 Credit Facility at September 30, 2003 were $1,389,000 and $1,611,000 was available for additional borrowings in accordance with the terms of the 2002 Credit Facility.

     At September 30, 2003, our working capital decreased by $24,000, or .7%, to $3,465,000 from $3,489,000 at December 31, 2002. We are committed under non-cancellable operating and capital leases for the upcoming year of approximately $277,000.


ITEM 3 - Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of the end of the quarter ended September 30, 2003, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

     (b) Changes in Internal Controls. During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
           Not Applicable

Item 2.    Changes in Securities and Use of Proceeds
           Not Applicable

Item 3.    Defaults Upon Senior Securities
           Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           Not Applicable

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K
           (a) Exhibits
               Exhibit 99.1 - Written Statement of Chief Executive Officer and Chief Financial Officer.
           (b) Reports on Form 8-K
               The Company filed a current report on Form 8-K with the Securities and Exchange Commission on November 7, 2003 with respect to Item 5. Other Events and Regulation FD Disclosure and subsection (c) Exhibits of Item 7. Financial Statements and Exhibits.


                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 7, 2003

                               TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                               By /s/   Joseph A. Gemmo
                                  ----------------------------------------------
                                  Joseph A. Gemmo
                                  Vice President and Chief Financial Officer
                                  (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of Registrant)

                                 CERTIFICATIONS
                                 --------------

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15[e] and 15d-15[e]) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

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

Date:  November 7, 2003

                                            /s/ Philip Rosner
                                            ------------------------------------
                                            Philip Rosner
                                            Chairman and Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15[e] and 15d-15[e]) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

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

Date:  November 7, 2003

                                      /s/ Joseph A. Gemmo
                                      ------------------------------------------
                                      Joseph A. Gemmo
                                      Vice President and Chief Financial Officer