Form 10KSB
period 2003-12-31
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 2004-03-30
CIK 1000048

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)
|X|     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934
        for the fiscal year ended December 31, 2003

|_| TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______to ______

                           Commission File No. 0-26682

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                 (Name of Small Business Issuer in its Charter)

    Delaware                   10 Edison Street East               11-3199437
(State or other              Amityville, New York 11701        (I.R.S. Employer
 Jurisdiction of               (Address of Principal            Identification
 Incorporation or                Executive Offices)                  Number)
 Organization)

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

                                  Yes __X__   No ____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     The Issuer's revenues for the fiscal year ended December 31, 2003 were $15,587,285.

     The aggregate market value of Registrant's voting stock (Common Stock) held by non-affiliates on March 17, 2004 was approximately $7,157,000 based on the closing sale price of the Common Stock on such date of U.S. $.77 per share, as reported by the American Stock Exchange.

     The number of shares outstanding of each class of the issuer's common equity as of March 17, 2004 was:

           Common Stock, par value $0.01 per share          12,793,773
                             Class

     Documents Incorporated by Reference: None

     Transitional Small Business Disclosure Format: Yes____ No__X__


--------------------------------------------------------------------------------

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                        2003 Annual Report on Form 10-KSB

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I  ....................................................................   1
  ITEM 1   DESCRIPTION OF BUSINESS..........................................   1
  ITEM 2   DESCRIPTION OF PROPERTY..........................................   4
  ITEM 3   LEGAL PROCEEDINGS................................................   4
  ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   4

PART II.....................................................................   5
  ITEM 5   MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........   5
  ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS........................................   7
  ITEM 7   FINANCIAL STATEMENTS ............................................  10
  ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE ........................................  10
  ITEM 8A  CONTROLS AND PROCEDURES..........................................  10

PART III....................................................................  11
  ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT................  11
  ITEM 10  EXECUTIVE COMPENSATION ..........................................  14
  ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...  17
  ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................  19
  ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K ................................  19
  ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES ..........................  20

SIGNATURES .................................................................  21

CERTIFICATIONS .............................................................  22

FINANCIAL STATEMENTS ....................................................... F-1

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

     In 2003, we entered into a joint venture agreement in which the operating results thereof were not material for 2003.

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

     During the past several years, the flavor industry has had to respond to new demands by consumers for:

     --   products with little or no cholesterol, fat, sugar or salt,

     --   products that withstand microwaving or freezing, and

     --   products that contain more natural ingredients.

     Each of these demands results in taste differences from what consumers have come to expect so that new flavor formulations are necessary to satisfy taste expectations. Consequently, we believe our research and development abilities are increasingly important for flavor products.

     We spent $1,628,000 and $1,481,000 in research and development during 2003 and 2002, respectively. We expect our research and development expenses to remain approximately at the year 2003 level during year 2004.

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

     We purchase raw materials from numerous suppliers. For the year ended December 31, 2003, our largest supplier provided us with approximately 23% of our raw material requirements. Our three largest suppliers provided us with approximately 40% of our raw material requirements. Although there can be no assurance, we believe that alternate sources of raw materials are available in the event of an interruption in the supply of raw materials from a single supplier.

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

Customers

     We believe our products are currently used in more than 1,200 products sold by more than 500 companies worldwide, approximately 50 of which are Fortune 1,000 companies. We work with our customers in the development of specific flavors or fragrances for a particular end product. For the years ended December 31, 2003 and 2002, no one customer accounted for more than 10% of our sales, and our top ten customers accounted for approximately 43% and 46% of our sales, respectively.

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

Employees

     At March 17, 2004, we had 63 employees, all of whom were employed full-time. Of our total employees, six were employed in management, 10 were employed in administrative and purchasing, nine were employed in sales and marketing, 22 were employed in production and warehousing, 12 were employed in research and development and quality control, and four were employed in customer service. We consider our relationship with our employees to be satisfactory. None of our employees is subject to a collective bargaining agreement.

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

                                     PART II


ITEM 5  MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     American Stock Exchange. Our Common Stock is listed on the American Stock Exchange, or AMEX (Symbol: "TFF"). The following table sets forth the range of high and low closing prices in U.S. Dollars (as reported by the AMEX) for our Common Stock for each calendar quarter from January 1, 2002 through March 17, 2004.

                                                      High              Low
                                                      ----              ---
2002
   First Quarter                                  U.S. $ 1.20       U.S. $ 0.80
   Second Quarter                                 U.S.   1.40       U.S.   0.90
   Third Quarter                                  U.S.   1.18       U.S.   0.95
   Fourth Quarter                                 U.S.   1.08       U.S.   0.87

2003
   First Quarter                                  U.S. $ 0.94       U.S. $ 0.71
   Second Quarter                                 U.S.   0.86       U.S.   0.72
   Third Quarter                                  U.S.   0.94       U.S.   0.76
   Fourth Quarter                                 U.S.   0.85       U.S.   0.76

2004
   First Quarter (through March 17, 2004)         U.S. $ 0.81       U.S. $ 0.75

     The closing price of our Common Stock on the AMEX on March 17, 2004 was U.S. $0.77.

     Toronto Stock Exchange. Our Common Stock traded on the Toronto Stock Exchange, or TSE (Symbol: "TFF") from March 28, 1994 through March 27, 2003. The following table sets forth the reported high and low closing prices (as reported by the TSE) for our Common Stock for each calendar quarter from January 1, 2002 through March 27, 2003, in Canadian dollars and translated into U.S. dollars at the exchange rates in effect on the last day of such period.


                                     High                          Low
                                     ----                          ---
2002
   First Quarter             Cdn. $2.50 (U.S. $1.58)    Cdn. $1.45 (U.S. $ 0.92)
   Second Quarter            Cdn.  1.50 (U.S.  0.99)    Cdn.  1.50 (U.S.   0.99)
   Third Quarter             Cdn.  1.50  (U.S. 0.96)    Cdn.  1.50 (U.S.   0.96)
   Fourth Quarter            Cdn.  1.50  (U.S. 0.96)    Cdn.  1.50 (U.S.   0.96)

2003
   First Quarter (through
   March 27, 2003)          Cdn. $1.50 (U.S. $0.96)    Cdn. $1.50  (U.S. $ 0.96)

     The closing price of our Common Stock on the TSE on March 27, 2003 was Cdn. $1.50 (U.S. $0.96).

Holders

     At March 17, 2004, we had approximately 750 stockholders of record.

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

     None.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following information for the years ended December 31, 2003 and 2002 has been derived from our audited consolidated financial statements and should be read in conjunction with such statements and the notes thereto included elsewhere in this Annual Report on Form 10-KSB. The information for the year ended December 31, 2001 is derived from the Company's audited consolidated financial statements for the year ended December 31, 2001, which are not included in this Annual Report on Form 10-KSB.

                                                                         Years ended December 31,
                                                             --------------------------------------------
                                                                  2003           2002           2001
                                                             -------------- -------------- --------------
                                                                     (dollar amounts in thousands)

Net sales                                                    $15,587 100.0% $16,767 100.0% $15,721 100.0%
Gross profit                                                   6,226  39.9    7,023  41.9    6,324  40.2
Operating expenses:
    Selling                                                    2,936  18.8    2,763  16.4    2,742  17.4
    General and administrative                                 1,799  11.5    1,753  10.5    2,114  13.4
    Research and development                                   1,628  10.4    1,481   8.8    1,383   8.8
    Amortization                                                 195   1.3      195   1.2      215   1.4
    Severance, restructuring costs and abandoned merger costs      -     -        -     -      451   2.9
(Loss) income from operations                                   (332)  2.1      831   5.0     (581)  3.7
Loss on investment                                                 -     -        -     -      (50)  0.3
Interest expense, net                                           (187)  1.2     (181)  1.1     (135)  0.9
Tax benefit (provision)                                            5     -       16   0.1      (10)  0.1
Minority interest                                                (32)  0.2        -     -        -     -
Net (loss) income                                               (546)  3.5      666   4.0     (776)  5.0

     Net sales. Net sales for 2003 decreased by $1,180,000, or 7.0%, to $15,587,000 from $16,767,000 for 2002 due principally to the economic recession which caused a slowdown in customer orders and new product launches, ongoing customer efforts to reduce inventory levels and lost revenues from a certain customer following its acquisition. Net sales increased 6.7% to $16,767,000 in 2002 from $15,721,000 in 2001 due principally to increased volume of business for existing customers of our food and beverage products.

     Gross profit. Gross profit, as a percentage of sales, decreased 2.0% to 39.9% on net sales of $15,587,000 for 2003 from 41.9% on net sales of $16,767,000 for 2002 due principally to the impact of lower sales volume, higher manufacturing operating costs due principally to freight, outside contract services and insurance, and to a lesser extent, unfavorable changes in product mix. Gross profit in 2002, as a percentage of net sales, increased 1.7% to 41.9% on net sales of $16,767,000 in 2002 from 40.2% on net sales of $15,721,000 in 2001 due principally to higher gross profit margins on new beverage flavor products and, to a lesser extent, greater efficiencies attributable to higher sales volume.

Operating expenses:

     Selling expenses. Selling expenses for 2003 increased by $173,000, or 6.3%, to $2,936,000 from $2,763,000 for 2002 due principally to startup costs relative to our prospective overseas business venture of $120,000 and wages and fringes for a new sales person hired during 2003 of $60,000. Selling expenses of $2,763,000 in 2002 were comparable to the selling expense in 2001 of $2,742,000.

     General and administrative expenses. General and administrative expenses for 2003 increased by $46,000, or 2.6%, to $1,799,000 from $1,753,000 for 2002 due principally to retainer fees paid to a mergers and acquisitions consulting firm. General and administrative expense decreased by $361,000, or 17.0%, to $1,753,000 in 2002 from $2,114,000 in 2001 due principally to (a) lower administrative personnel costs of $164,000, including termination of our President and Controller during the later part of 2001, (b) decreased professional and consulting fees of $84,000, (c) decreased bad debt expenses of $120,000, and (d) elimination of rent expense of $40,000 allocated to general and administrative when we purchased our previously rented facilities in January 2002. Such decreases were partially offset by bonuses paid to administrative personnel.

     Research and development expenses. Research and development expenses for 2003 increased by $147,000, or 9.9%, to $1,628,000 from $1,481,000 for 2002 due principally to wages and fringe benefits for newly hired lab technicians. Research and development expenses increased by $98,000, or 7.1%, to $1,481,000 in 2002 from $1,383,000 in 2001 due principally to additional hiring of personnel and higher levels of outside laboratory contract services to support the increased level of research and development activities.

     Amortization expense. Amortization expenses of $195,000 were the same for both 2003 and 2002. Amortization expense decreased by $20,000 to $195,000 in 2002 from $215,000 in 2001 due principally to lower amortization expenses associated with the Company's revolving credit facility financing.

     Total operating expenses. Total operating expenses for 2003 increased by $366,000, or 5.9%, to $6,558,000 from $6,192,000 for 2002 as a result of the factors described above. Total operating costs decreased by $713,000, or 10.3%, to $6,192,000 in 2002 from $6,905,000 in 2001 as a result of the factors described above. Without giving effect to the write-offs of severance, restructuring costs and abandoned merger costs aggregating $451,000 in 2001, total operating costs decreased by $262,000, or 4.1%, in 2002.

     Interest expense, net. Interest expense for 2003 increased by $6,000, or 3.3%, to $187,000 due principally to higher levels of outstanding borrowing under our revolving credit facility, partially offset by lower interest rates on our IDA Bond financing. Interest expense, net increased by $46,000 to $181,000 in 2002 from $135,000 in 2001 due principally to the issuance of Industrial Development Agency bonds in January 2002 relative to the purchase of our operating facilities, and to a lesser extent, lower level of borrowing under our 2002 revolving credit facility.

     Tax Benefit. Tax benefits for years 2003 and 2002 represent tax refunds received from prior years amended tax returns, partially offset by provisions for state franchise taxes and Federal alternative minimum tax. There were no Federal income tax provisions for 2003 and 2002 since we had available net operating loss carryforwards for which valuation allowances have been recorded. In 2002, we received additional tax refunds of $16,000 from prior years amended tax returns which resulted in a tax benefit for 2002. The tax provision in 2001 principally represents state franchise taxes and Federal alternative minimum tax.

     Minority interest. Minority interest in 2003 of $32,000 relates to net income allocated to minority shareholders of our overseas business venture. No such minority interest existed in 2002.

     Net (loss)income. Net (loss) income was $(546,000) for 2003 and $666,000 for 2002.

Foreign Operations

     Approximately 10% and 7% of our net sales for the years ended December 31, 2003 and 2002, respectively, were derived from sales denominated in foreign currencies, principally in Canada. The effect of foreign currency exchange rate fluctuations on such sales is largely offset to the extent expenses of our international operations are incurred and paid for in the same currencies as those of our sales.

Export Sales

     For the years ended December 31, 2003 and 2002, export sales were approximately 30% and 29%, respectively, of total net sales. Our export sales are made to entities located primarily in Canada and Central and South America. Receivables from such foreign sales at December 31, 2003 and 2002 amounted to approximately 53% and 59%, respectively, of total accounts receivable.

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

     Outstanding borrowings under the 2002 Credit Facility bear interest at a rate equal to a prime lending rate plus one-quarter of a percentage point (4.25% at December 31, 2003). Borrowings under the 2002 Credit Facility are subject to certain eligibility requirements relating to our receivables and inventories. Outstanding borrowings are secured by substantially all of our assets, including our product formulations. We must comply with certain financial and other covenants contained in the Loan and Security Agreement which was amended in October 2003, including maintaining tangible net worth of at least $3,200,000, not exceeding a cash flow loss of $200,000 in 2003 and achieving annual cash flow, as defined, of at least $1.00 for each year thereafter, and incurring expenditures for capital assets of not more than $500,000 for each year, excluding those capital expenditures made from proceeds of the IDA Bonds financing described below. Our subsidiaries have guaranteed our obligations under the 2002 Credit Facility. Borrowings under the 2002 Credit Facility at December 31, 2003 were approximately $1,779,000 and $1,221,000 was available for additional borrowings in accordance with the terms of the 2002 Credit Facility.

     In January 2002, we purchased the facility (which we had previously leased) for $1,500,000, transferred it to the Town of Babylon Industrial Development Agency, and then leased the facility from such agency for a term which expires on December 1, 2021. Upon expiration of the lease term, we are entitled to repurchase the facility for a nominal sum. The purchase was financed through the issuance of Industrial Development Agency Revenue Bonds ("IDA Bonds"). The principal amount of the IDA Bonds, $2,200,000, was used to finance the purchase of the building plus closing costs and future expenditures for building improvements and capital equipment. The financing is structured as a monthly variable rate demand revenue bond secured by a letter of credit with Wells Fargo Bank NA. The interest rate for the month of December 2003 was 3.0% per annum, including the letter of credit fee. The interest rate is reset monthly based on market conditions and the IDA Bonds mature in January 2022. In December 2003 and December 2002, we made annual principal installment payments of $80,000 and $70,000, respectively.

     At December 31, 2003, our working capital decreased by $539,000, or 15.4%, to $2,950,000 from $3,489,000 at December 31, 2002 due principally to the decrease of escrowed cash from our IDA Bond financing used for the purchase of capital assets and increases in our Revolving Credit Facility.

     At December 31, 2003, our contractual cash obligations and commitments relating to our debt obligations and lease payments during the next five years are as follows:

Contractual
Obligations                                                   Less than 1-year  1-3 years    4-5 years    Thereafter       Total
-----------                                                   ---------------- ----------- ------------- -------------  ------------
Operating leases                                                  $ 114,464     $  93,055   $    33,326   $     1,370   $   242,215
Capital leases                                                       79,243        81,137             -             -       160,380
2002 Credit Facility (*)                                                  -             -     1,778,840             -     1,778,840
Long-term debt                                                       80,000       170,000       185,000     1,615,000     2,050,000
                                                              ---------------- ----------- ------------- -------------  ------------
     Total                                                        $ 273,707     $ 344,192   $ 1,997,166   $ 1,616,370   $ 4,231,435
                                                              ================ =========== ============= =============  ============

(*) The 2002 Credit Facility matures in April 2007.

     We believe that the existing cash balances together with cash generated from operations and amounts available under the 2002 Credit Facility will be sufficient to meet our projected working capital and other cash flow requirements for the foreseeable future.

ITEM 7  FINANCIAL STATEMENTS

     Our audited consolidated financial statements for the years ended December 31, 2003 and 2002 begin on page F-1 of this Annual Report on Form 10-KSB.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A Controls and Procedures

     We evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to us which is required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls during our most recent fiscal quarter.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Concerning our Board of Directors and Executive Officers

     The following table sets forth certain information, as of March 17, 2004, concerning our directors and executive officers:

      Name                               Age     Positions with the Company
      ----                              -----    --------------------------

      Philip Rosner..............         68     Chairman of the Board of Directors and Chief Executive Officer
      A. Gary Frumberg...........         70     Director and Executive Vice President
      Joseph A. Gemmo............         58     Vice President, Chief Financial Officer, Secretary and Treasurer
      Ronald J. Dintemann........         60     Vice President Operations
      Harvey Farber..............         63     Senior Vice President-Flavor Division
      Sean Deson.................         40     Director
      Werner F. Hiller...........         67     Director
      Irwin D. Simon.............         45     Director

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

     Audit Committee. The Audit Committee recommends to the Board of Directors the firm to be selected each year as independent auditors of our financial statements and to perform services related to such audit. The Audit Committee also has responsibility for:

     -- reviewing the scope and results of the audit with the independent auditors,

     -- reviewing our financial condition and results of operations with management,

     -- considering the adequacy of the internal accounting, bookkeeping and control procedures, and

     -- reviewing any non-audit services and special engagements to be performed by the independent auditors and considering the effect of such performance on the auditors' independence.

     The current members of the Audit Committee are Messrs. Deson and Hiller and both are independent directors and are financial experts based on their past business experiences as disclosed in ITEM 9 of this Form 10-KSB.

     Compensation Committee. The Compensation Committee recommends to the Board of Directors the compensation to be paid to our executive officers and other key personnel, reviews new or existing employee compensation programs and periodically reviews management perquisites and other benefits. The current members of the Compensation Committee are Messrs. Hiller and Simon.

     We have not established a nominating committee and/or a corporate governance committee, however, we believe that the nomination of directors and other issues normally considered by these committees can be effectively managed by the Board of Directors due to its composition, or by the Audit Committee.

Director Compensation

     During 2002, each of our non-employee directors was paid a $10,000 annual fee plus $500 for each formal meeting attended. Effective January 1, 2003, the annual fee for each outside Director was increased from $10,000 to $20,000, and each director continues to receive $500 for each formal Board meeting actually attended. Alternatively, an outside director may, at his option and in lieu of such cash remuneration, elect to receive a non-qualified stock option grant for such earned fees. In addition, directors are reimbursed for reasonable expenses actually incurred in connection with attending each formal meeting of the Board of Directors or any committee thereof. Our outside directors currently are Messrs. Deson, Hiller and Simon.

Statement of Corporate Governance Practices

     We are organized under the laws of the State of Delaware, and therefore subject to that State's laws and principles of corporate governance. We are of the opinion that our approach to corporate governance is in compliance in all material respects with Delaware law and the principles of the TSE Report.

Unrelated Directors

     We believe that three of our five directors (i.e., Messrs. Deson, Hiller and Simon) are unrelated. We believe that the number of unrelated directors is appropriate for the effective operations of the company.

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

Compliance With Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our Common Stock (collectively, the "Reporting Persons") file with the Securities and Exchange Commission (the "Commission") (and, if such security is listed on a national securities exchange, with such exchange) various reports as to their ownership of and activities relating to such Common Stock. Such Reporting Persons are required by Commission regulations to furnish us with copies of all Section 16 (a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from Reporting Persons, and without conducting any independent investigation of our own, in 2003, all Forms 3, 4 and 5 were timely filed with the Commission by such Reporting Person.

Code of Ethics

     We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer and Chief Financial Officer. Our Code of Business Conduct and Ethics is posted on our website, www.tffi.com, under the "Corporate Responsibility-Corporate Governance" caption. We intend to disclose on our website any amendments to, or waiver of, a provision of the Code of Business Conduct and Ethics that applies to our Chief Executive Officer and our Chief Financial Officer.

ITEM 10  EXECUTIVE COMPENSATION

     The following summary compensation table sets forth the aggregate compensation paid to or earned by our Chairman of the Board and Chief Executive Officer and the other four most highly compensated executive officers of our company (other than the Chairman of the Board and Chief Executive Officer) whose total annual salaries and bonuses exceeded $100,000 for the year ended December 31, 2003 (the "Named Executive Officers"):

                                                                                  SUMMARY COMPENSATION TABLE

                                                                                    Annual Compensation
                                                                           ---------------------------------------       Awards:
                                                                                                                       Securities
                                                                                                    Other Annual        Underlying
Name and Principal Position                                           Year   Salary       Bonus    Compensation(1)     Options/SARs
---------------------------                                          ------ --------   ----------- ---------------   ---------------

Philip Rosner                                                         2003  $275,000    $20,000(2)    $20,826                -
Chairman of the Board and Chief Executive                             2002   243,338     60,000(3)      8,424                -
Officer                                                               2001   231,750      4,457         8,424           200,000(4)

A. Gary Frumberg                                                      2003   250,000      6,500(2)      9,755                -
Director and Executive Vice President                                 2002   224,952     30,000(3)     10,692                -
                                                                      2001   214,240      4,120        10,692          150,000(5)

Harvey Farber                                                         2003   183,600          -         4,201                -
Senior Vice President-Flavor Division                                 2002   174,825     12,000         3,437           25,000(6)
                                                                      2001   160,500      3,202         3,437                -

Ronald J. Dintemann                                                   2003   159,500          -        12,499                -
Vice President-Operations                                             2002   151,842     11,000        12,329           25,000(6)
                                                                      2001   144,612      2,781        12,329                -

Joseph A. Gemmo                                                       2003   159,500          -         5,897                -
Vice President, Chief Financial Officer,                              2002   146,219     11,000         6,313                -
Secretary and Treasurer                                               2001   139,256      2,678         6,313           50,000(7)


(1) Represents expenses in connection with the personal use of company automobiles and life insurance policies on the life of such executive.

(2) Represents bonuses paid to Messrs. Rosner and Frumberg approved by the Board of Directors for the purpose of paying down certain notes owed to the Company.

(3) Represents bonuses paid pursuant to our Management Incentive Plan plus additional bonuses of $40,000 and $13,000 paid to Messrs. Rosner and Frumberg, respectively, approved by our Board of Directors for the purpose of paying down certain notes owed to the Company.

(4)  Represents five-year stock options to purchase 100,000 shares of our Common
     Stock granted in May 2001 under our 1999 Stock Option Plan at an exercise price of $1.10 per share and 100,000 shares of our Common Stock granted in October 2001 under our 1999 Stock Option Plan at an exercise price of $.88 per share.

(5)  Represents five-year stock options to purchase 50,000 shares of our Common
     Stock granted in May 2001 under our 1999 Stock Option Plan at an exercise price of $1.10 per share and 100,000 shares of our Common Stock granted in October 2001 under our 1999 Stock Option Plan at an exercise price of $.88 per share.

(6)  Represents ten-year stock options to purchase 25,000 shares of our Common
     Stock granted in May 2002 under our 1999 Stock Option Plan at an exercise price of $1.05 per share.

(7)  Represents ten-year stock options to purchase 50,000 shares of our Common
     Stock granted in May 2001 under our 1996 Stock Option Plan at an exercise price of $1.00 per share.

Stock Option Grants in 2003

     The following table sets forth certain information concerning individual stock option grants during the year ended December 31, 2003 to the Named Executive Officers.

                           Number of             % of Total
                           Securities           Options/SARs
                           Underlying            Granted to
                          Options/SARs          Employees in           Exercise Price            Expiration
    Name                    Granted              Fiscal Year              Per Share                  Date
    ----                    -------              -----------              ---------                  ----

    None

Aggregate Stock Option Exercises in 2003 and 2003 Year-End Stock Option Values

     The following table provides certain information concerning each exercise of stock options during the year ended December 31, 2003 by each of the Named Executive Officers and the year-end value of unexercised stock options. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.

                           Number of                           Number of Unexercised            Value of Unexercised
                            Shares                                  Options at                 In-the-Money Options at
                          Acquired on          Value              December 31, 2003                December 31, 2003
  Name                      Exercise        Realized ($)      Exercisable/Unexercisable      Exercisable/Unexercisable (1)
  ----                    -----------       ------------      -------------------------      -----------------------------

  Philip Rosner...........     -                 -                 233,333/66,667                        $-/$-
  A. Gary Frumberg.....        -                 -                 150,000/100,000                        -/-
  Harvey Farber..........      -                 -                  72,000/33,000                         -/-
  Ronald J. Dintemann ..       -                 -                 112,000/33,000                    16,500/-
  Joseph A. Gemmo.....         -                 -                 178,667/41,333                         -/-

(1) Value of unexercised "in-the-money" options is equal to the difference between the closing per share price of our Common Stock on the AMEX at December 31, 2003 ($ .80) and the option exercise price per share multiplied by the number of shares subject to options.

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

     For purposes of the employment agreements, "Cause" would exist if a Named Executive Officer (i) willfully or repeatedly fails in any material respect to satisfactorily perform his duties and obligations as provided in the employment agreement; (ii) has been convicted of a crime or has entered a plea of guilty or nolo contendere with respect thereto; (iii) has committed any act in connection with his employment which involved fraud, gross negligence, misappropriation of funds, dishonesty, disloyalty, breach of fiduciary duty or any other misconduct injurious to the Company or any affiliate thereof; (iv) has engaged in any conduct which in the Company's reasonable determination is likely to adversely affect in any material respect the reputation or public image of the Company or any affiliate thereof; (v) has breached any of the restrictive covenants contained in the employment agreement regarding noncompetition, nonsolicitation of customers or suppliers, or nondisclosure of information; or (vi) has materially breached his employment agreement in any manner other than those set forth above.

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

1993 Stock Option Plan

     In November 1993, we adopted, and the stockholders approved, the 1993 Stock Option Plan pursuant to which we may grant to our employees options to purchase up to 500,000 shares of our Common Stock. The options granted under the 1993 Stock Option Plan may be exercised during the ten-year period after they are granted at an exercise price equal to the mean between the high and low selling prices of our Common Stock on the AMEX on the date of the grant. Options granted to any person who beneficially owns 10% or more of our Common Stock may not be exercised after the fifth anniversary of the date of the grant and must be granted at an exercise price equal to 110% of the market price at the date of the grant. In May 1999, our Board of Directors terminated the 1993 Stock Option Plan for the purpose of granting additional stock options. Termination of the 1993 Stock Option Plan will not affect options that were granted prior to the termination date.

     As of March 17, 2004, options to purchase an aggregate of 412,000 shares of our Common Stock were outstanding under the 1993 Stock Option Plan.

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

     As of March 17, 2004, options to purchase an aggregate of 960,629 and 890,000 shares of our Common Stock were outstanding under the 1996 and 1999 Stock Option Plans, respectively, and an aggregate of 123,288 shares were reserved for the future issuance of stock options.

Management Incentive Plan

     In 2003 and 2002, we had in effect a management incentive plan for corporate officers and key management employees for the purpose of awarding cash and stock bonuses based on the achievement of certain predetermined goals. These goals are established for each participant in the plan and are set by our Compensation Committee prior to the beginning of the year. These goals are based on a participant's performance and may relate to a variety of factors reflecting our objectives and performance and a participant's ability to contribute to the overall success of our company within the context of the purposes of the plan, our business plan and the aspects of our business which the participant's duties involve.

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

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 17, 2004 regarding the beneficial ownership of our Common Stock by (a) each person known by us to own beneficially more than 5% of our Common Stock, (b) each of our directors, (c) each of our Named Executive Officers, and (d) all of our executive officers and directors as a group (eight persons):

                                                                                                           Percentage
  Name                                                                        Number of Shares            Beneficially
  ----                                                                      Beneficially Owned (1)            Owned
                                                                            ----------------------        -------------
  Philip Rosner (2)...............................................             2,342,342   (3)(4)             18.0%
  A. Gary Frumberg (2)..........................................               1,484,674   (5)                11.4%
  Richard R. Higgins.............................................                750,000                       5.9%
  Sean Deson (2)..................................................               327,565   (6)(7)(8)           2.5%
  Werner F. Hiller (2)............................................               297,318   (6)(8)(9)(10)       2.3%
  Irwin D. Simon (2).............................................                216,667   (6)(8)(9)           1.7%
  Ronald J. Dintemann (2).......................................                 143,444   (11)(12)            1.1%
  Harvey F. Farber (2)............................................                91,933  (12)(13)              (*)
  Joseph A. Gemmo (2)...........................................                 204,433  (14)                 1.6%
  All directors and executive officers as a group (eight persons)              5,108,376                      35.5%

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

(3) Includes five-year options to purchase an aggregate of 233,333 shares of our Common Stock granted to Mr. Rosner in June 1999, May 2001 and October 2001 which are fully vested and excludes options to purchase 66,667 shares of our Common Stock that have not yet vested. Such unvested options will vest in 2004.

(4) Includes 36,438 shares of our Common Stock owned by Mr. Rosner's wife. Mr. Rosner disclaims beneficial ownership of the shares owned by his wife.

(5) Includes five-year options to purchase an aggregate of 200,000 shares of our Common Stock granted to Mr. Frumberg in June 1999, May 2001 and October 2001 which are fully vested and excludes options to purchase 50,000 shares of our Common Stock that have not yet vested. Such unvested options will vest in 2004.

(6) Includes ten-year options to purchase 100,000 shares of our Common Stock granted to each of Messrs. Deson, Hiller and Simon in June 1999 which are fully vested.

(7) Includes ten-year options to purchase 200,000 shares of our Common Stock granted to Mr. Deson in June 1998 and an aggregate of 10,898 shares granted in 1999 which are fully vested.

(8) Includes ten-year options to purchase 16,667 shares of our Common Stock granted to each of Messrs. Deson, Hiller and Simon in May 2002 which are fully vested and excludes options to purchase 33,333 shares of our Common Stock to each that have not yet vested. Of such unvested options, options to purchase 16,667 shares will vest in 2004 and 16,666 shares will vest in 2005.

(9) Includes ten-year options to purchase 100,000 shares of our Common Stock granted to each of Messrs. Hiller and Simon in January 1998 which are fully vested.

(10) Includes ten-year options to purchase 6,731 shares of our Common Stock granted to Mr. Hiller in April 1999 which are fully vested.

(11) Includes ten-year options to purchase an aggregate of 116,000 shares of our Common Stock granted to Mr. Dintemann in April 1994, June 1997 and April 1999 which are fully vested and excludes options to purchase 4,000 shares that have not yet vested. Such unvested options will vest in 2004.

(12) Includes ten-year options to purchase 8,333 shares of our Common Stock granted to each of Messrs. Dintemann and Farber in May 2002 which are fully vested and excludes options to purchase 16,667 shares of our Common Stock to each that have not yet vested. Of such unvested options, options to purchase 8,333 shares will vest in 2004 and 8,334 shares will vest in 2005.

(13) Includes ten-year options to purchase an aggregate of 76,000 shares of our Common Stock granted to Mr. Farber in January 1996, February 1997 and April 1999 which are fully vested and excludes options to purchase 4,000 shares that have not yet vested. Such unvested options will vest in 2004.

(14) Includes ten-year options to purchase an aggregate of 199,333 shares of our Common Stock granted to Mr. Gemmo in February 1997, December 1997, April 1999 and May 2001 which are fully vested and excludes options to purchase 20,667 shares that have not yet vested. Such unvested options will vest in 2004.

Equity Compensation Plan Information

     The following table sets forth information about our Common Stock as of December 31, 2003 that may be issued upon exercise of options, warrants and other rights under our equity compensation plans as of December 31, 2003. All of our equity compensation plans have been approved by our stockholders.

                                                                                                 Number of Shares Remaining
                                                                                                Available for Future Issuance
                                 Number of Shares to be Issued        Weighted Average             under Equity Compensation
                                  upon Exercise of Outstanding       Exercise Price of        Plans (excluding shares reflected
                                           Options                  Outstanding Options                 in column [a])
Plan Category                                 (a)                           (b)                               (c)
-------------                     -----------------------------    ----------------------    ----------------------------------
Equity compensation plans
approved by shareholders                   2,262,629                       $1.16                           123,288

Equity compensation plan not
approved by shareholders                       -                             -                                 -
                                  -----------------------------    ----------------------    ----------------------------------

     Total                                 2,262,629                       $1.16                           123,288
                                  =============================    ======================     =================================

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 2003 and 2002, we sold flavor products to The Hain Celestial Group, Inc. ("Hain") and/or their designated co-packer. Irwin D. Simon, a director of our company, is the Chairman, President and Chief Executive Officer of Hain. Our sales to Hain totaled approximately $1,003,000 in 2003 and $982,000 for 2002. We believe such sales were made on arms-length terms and conditions and at competitive prices.

     The following table sets forth certain information regarding loans made by us to our directors and executive officers which were outstanding as of December 31, 2003. The notes bore interest based at a bank's prime rate through December 31, 2000 (non-interest bearing thereafter) and are due in annual installments through April 1, 2004. In March 2004, the Board of Directors amended the notes to change the final installment date from April 1, 2004 to April 1, 2005. As of March 17, 2004, the aggregate indebtedness owed to us under these loans was $53,047, including accrued interest through December 31, 2000. These loans are secured by Common Stock that is owned by Messrs. Rosner and Frumberg.

                       Table of Indebtedness of Directors
                        and Executive Officers of Company


                                                                                   Amount                    Amount
                                                                                 Outstanding               Outstanding
                                                             Involvement            as of                     as of
Name and Principal Position                                   of Issuer       December 31, 2003(1)       March 17, 2004(1)


   Philip Rosner, Chairman of the Board and                     Lender            $38,973                    $38,973
   Chief Executive Officer...............................

A. Gary Frumberg, Director and                                  Lender             14,074                     14,074
   Executive Vice President..............................

     (1)  Includes accrued interest through December 31, 2000.


     In 2003 and 2002, we sold fragrance products to Scent-A-Vision, Inc., a company owned by Ms. Sharon Christie who is the spouse of Mr. Philip Rosner, our Chairman and Chief Executive Officer. Our sales to Scent-A-Vision for years 2003 and 2002 were approximately $109,000 and $113,000, respectively, which we believe were competitive with other available sources for such fragrance products.


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

10.16     Executive Employment Agreements, dated May 17, 2002, between us and Messrs. Rosner, Frumberg,  Gemmo,
          Dintemann and Farber (filed as Exhibit 11.2, 11.3, 11.4, 11.5 and 11.6 to Form 10-QSB, Current Report of our
          company, filed with the Commission on July 31, 2002).

 16.1     Letter of Ernst & Young LLP dated June 21, 2002 regarding change in certifying accountant (filed as Exhibit 10.21 to
          Form 8-K, Current Report of our company, filed with the Commission on July 24, 2002)

 21.1     Subsidiaries (filed as Exhibit 21.1 to Form 10-KSB, Annual Report of our company for the year ended December 31,
          2000 and incorporated herein by reference).

*31.1     Certification of the Company's Chairman and Chief Executive Officer pursuant to Rule 13a-14 of the Securities
          Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2     Certification of the Company's Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of
          1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1     Certification of the Company's Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2     Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1     Written Statement of Chief Executive Officer and Chief Financial Officer.


(A)  Incorporated by reference to our Registration Statement on Form 10-SB (File
     No. 0-26682) filed with the Commission on August 28, 1995.

*Filed in this Annual Report on Form 10-KSB.

     (b)  Reports on Form 8-K.
          Reports on Form 8-K filed by the Company during the last quarter of the period covered by this Annual Report on Form 10-KSB was a report filed on November 10, 2003 in respect of Items 9 and 12 of such Form
          8-K.


ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item will appear under the heading "Corporate Governance-Independent Auditor's Fees and Services" in our Proxy Statement, which section is incorporated herein by reference.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, we have caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                   TECHNOLOGY FLAVORS & Fragrances, Inc.

Dated: March 17, 2004              By:          /s/ JOSEPH A. GEMMO
                                      ------------------------------------------
                                                  Joseph A. Gemmo
                                      Vice President and Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                                         Title                                        Date
     ---------                                         -----                                        ----

 /s/ PHILIP ROSNER              Chairman of the Board, Chief Executive Officer and            March 17, 2004
-----------------------         Director (Principal Executive Officer)
   Philip Rosner

 /s/ A.GARY FRUMBERG            Executive Vice President and Director                         March 17, 2004
-----------------------
  A. Gary Frumberg

 /s/ JOSEPH A. GEMMO            Vice President, Chief Financial Officer, Secretary and        March 17, 2004
-----------------------         Treasurer (Principal Financial and Accounting Officer)
  Joseph A. Gemmo

  /s/ SEAN DESON                Director                                                      March 17, 2004
-----------------------
    Sean Deson

 /s/ WERNER F. HILLER           Director                                                      March 17, 2004
-----------------------
   Werner F. Hiller

 /s/ IRWIN D. SIMON             Director                                                      March 17, 2004
-----------------------
   Irwin D. Simon