Form 10QSB
period 2004-03-31
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 2004-04-26
CIK 1000048

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

         [   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                           Commission File No. 0-26682


                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      --------------------------------------
                 (Name of Small Business Issuer in its Charter)

                  Delaware                                 11-3199437
    ---------------------------------------------    ---------------------------
 (State or other Jurisdiction of Incorporation           (IRS Employer
                or Organization)                        Identification No.)

                10 Edison Street East, Amityville, New York 11701
                -------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (631) 842-7600
                -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the issuer's common stock, par value $.01 per share, as of April 26, 2004, was 12,793,773.

Transitional Small Business Disclosure Format (check one):

                             YES                NO X
                                ----              ---

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                              INDEX TO FORM 10-QSB

                                 March 31, 2004


PART I - FINANCIAL INFORMATION                                                                            PAGE
                                                                                                          ----
       Item 1 - Financial Statements (Unaudited)

                  Consolidated Balance Sheets at March 31, 2004
                  and December 31, 2003................................................................       1

                  Consolidated Statements of Operations
                  for the Three Months Ended March 31, 2004
                  and March 31, 2003...................................................................       2

                  Consolidated Statements of Cash Flows
                  for the Three Months Ended March 31, 2004
                  and March 31, 2003...................................................................       3

                  Notes to Consolidated Financial Statements...........................................       4


       Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .......................................       6

       Item 3 - Controls and Procedures ...............................................................       8

PART II - OTHER INFORMATION............................................................................       8

SIGNATURES.............................................................................................       9

CERTIFICATIONS ........................................................................................      10



                                     PART I

                          ITEM I - FINANCIAL STATEMENTS

                      Technology Flavors & Fragrances, Inc.
                           Consolidated Balance Sheets


                                                                                                    At
                                                                                                March 31,        At
                                                                                                  2004       December 31,
                                                                                               (unaudited)         2003
                                                                                               ------------ ------------

                            ASSETS
Current assets:
    Cash and cash equivalents                                                                     $168,385     $112,365
    Receivables                                                                                  3,812,399    3,121,704
    Inventories                                                                                  3,468,079    3,799,534
    Prepaid expenses and other current assets                                                      140,148      116,968
                                                                                               ------------ ------------

          Total current assets                                                                   7,589,011    7,150,571

Fixed assets, net                                                                                2,285,750    2,235,716
Intangible assets, net                                                                             243,232      283,771
Other assets                                                                                       680,398      668,104
Notes receivable from related parties                                                               53,047       53,047
                                                                                               ------------ ------------

          Total assets                                                                         $10,851,438  $10,391,209
                                                                                               ============ ============

                              LIABILITIES

Current liabilities:
    Accounts payable                                                                            $1,800,910   $1,812,247
    Accrued expenses                                                                               471,557      460,899
    Revolving credit facility                                                                    2,070,520    1,778,840
    Current portion of long-term debt                                                               80,000       80,000
    Current portion of capital lease obligations                                                    69,069       69,069
                                                                                               ------------ ------------

          Total current liabilities                                                              4,492,056    4,201,055

Long-term debt, less current portion                                                             1,970,000    1,970,000

Capital lease obligations, less current portion                                                     76,859       75,402
                                                                                               ------------ ------------
                                                                                                 6,538,915    6,246,457
Minority interest                                                                                   44,912       31,690
Commitments and contingencies

                               STOCKHOLDERS' EQUITY

Common stock:
    $ .01 par value, authorized 20,000,000 shares, issued
    13,004,473 shares                                                                              130,045      130,045
Paid-in capital                                                                                 10,365,272   10,365,272
Accumulated deficit                                                                             (6,116,445)  (6,239,615)
Treasury stock at cost - 210,700 shares of common                                                 (205,097)    (205,097)
Accumulated comprehensive gain - foreign
    currency translation                                                                            93,836       62,457
                                                                                               ------------ ------------

          Total stockholders' equity                                                             4,267,611    4,113,062
                                                                                               ------------ ------------

          Total liabilities and stockholders' equity                                           $10,851,438  $10,391,209
                                                                                               ============ ============

                            See accompanying notes.


                             Technology Flavors & Fragrances, Inc.
                             Consolidated Statements of Operations


                                          (Unaudited)


                                                                                                 For the three months
                                                                                                     ended March 31,
                                                                                               -------------------------
                                                                                                     2004          2003
                                                                                               -----------   -----------

 Net sales                                                                                     $4,549,170    $3,815,571
 Cost of sales                                                                                  2,610,404     2,225,380
                                                                                               -----------   -----------

   Gross profit                                                                                 1,938,766     1,590,191
                                                                                               -----------   -----------

 Operating expenses:
   Selling                                                                                        778,200       742,458
   General and administrative                                                                     461,026       449,103
   Research and development                                                                       459,539       390,278
   Amortization                                                                                    48,750        49,113
                                                                                               -----------   -----------

              Total operating expenses                                                          1,747,515     1,630,952
                                                                                               -----------   -----------

 Income (loss) from operations                                                                    191,251       (40,761)

 Interest expense, net                                                                            (42,152)      (41,709)
                                                                                               -----------   -----------

 Income (loss) before taxes and minority interest                                                 149,099       (82,470)

 Provision for taxes                                                                               (2,515)       (9,737)
                                                                                               -----------   -----------

 Income (loss) before minority interest                                                           146,584       (92,207)

 Minority interest                                                                                (23,414)            -
                                                                                               -----------   -----------

 Net income (loss)                                                                               $123,170      $(92,207)
                                                                                               ===========   ===========

 Net income (loss) per common share - basic and diluted                                              $.01         $(.01)
                                                                                               ===========   ===========

 Weighted average common shares outstanding:
     Basic                                                                                     12,793,773    12,793,773
                                                                                               ===========   ===========
     Diluted                                                                                   12,819,865    12,793,773
                                                                                               ===========   ===========





                                    See accompanying notes.




                             Technology Flavors & Fragrances, Inc.
                             Consolidated Statements of Cash Flows
                                         (Unaudited)

                                                                                           For the three months ended March 31,
                                                                                           -------------------------------------
                                                                                                   2004        2003
                                                                                                 ----------- -----------

Cash flows from operating activities:
    Net income (loss)                                                                              $123,170    $(92,207)
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                                               127,822     120,948
        Minority interest                                                                            13,222           -
        Changes in assets and liabilities:
          Accounts receivable                                                                      (690,695)   (310,464)
          Inventories                                                                               331,455      56,393
          Prepaid expenses and other current assets                                                 (23,180)    (63,377)
          Other assets                                                                              (20,505)     (5,616)
          Accounts payable                                                                          (11,337)   (220,980)
          Accrued expenses                                                                           10,658     (31,829)
                                                                                                 ----------- -----------

        Net cash used in operating activities                                                      (139,390)   (547,132)
                                                                                                 ----------- -----------

Cash flows from investing activities:
    Purchase of fixed assets                                                                       (109,070)   (104,154)
    Notes receivable                                                                                      -      24,473
                                                                                                 ----------- -----------

        Net cash used in investing activities                                                      (109,070)    (79,681)
                                                                                                 ----------- -----------

Cash flows from financing activities:
    Proceeds from revolving credit facility                                                       4,024,000   4,090,000
    Repayment of revolving credit facility                                                       (3,732,320) (3,506,480)
    Payment of capital lease obligations                                                            (18,579)    (15,057)
                                                                                                 ----------- -----------

        Net cash provided by financing activities                                                   273,101     568,463
                                                                                                 ----------- -----------

Effect of exchange rate changes on cash                                                              31,379       4,830
                                                                                                 ----------- -----------

Increase (decrease) in cash and cash equivalents                                                     56,020     (53,520)

Cash and cash equivalents - beginning of period                                                     112,365      99,233
                                                                                                 ----------- -----------

Cash and cash equivalents - end of period                                                          $168,385     $45,713
                                                                                                 =========== ===========


                                   See accompanying notes.




                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

1. BASIS OF PRESENTATION

         Technology Flavors & Fragrances, Inc. (the "company," "us," "we" or "our") creates, develops and manufactures flavor and fragrance products used to provide or enhance flavors or fragrances in a wide variety of consumer and industrial products.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2003 and our consolidated audited financial statements and footnotes contained therein.

2.  INVENTORIES

         Components of inventories are summarized as follows:


                                                           March 31, 2004           December 31, 2003
                                                           --------------           -----------------

         Raw Materials                                      $2,168,871                    $2,380,744
         Finished Goods                                      1,299,208                     1,418,790
                                                            ----------                    ----------
                                                            $3,468,079                    $3,799,534
                                                            ==========                    ==========

3. EARNINGS PER SHARE

         Basic net income (loss) per share is calculated using the weighted average number of shares of our common stock outstanding during the period. Diluted net income (loss) per share for the three month periods ended March 31, 2004 and 2003 was calculated using the weighted average common stock and common stock equivalents that were outstanding during the period. The effect of common stock equivalents for the three month period ended March 31, 2004 (26,092 shares) was not material and for the three month period ended March 31, 2003 was anti-dilutive and, thus, diluted net income (loss) per share for both periods is the same as basic earnings per share.

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

                                                      Three months ended March 31,
                                                 ---------------------------------------
                                                         2004                2003
                                                        -----                ----

       Net income (loss), as reported             $ 123,170         $   (92,207)
       Deduct: Total stock-based employee
       compensation expense determined under
       fair value method used                        (8,079)            (64,835)
                                              -------------         ------------

                                                  $ 115,091         $  (157,042)
       Pro forma net income (loss)            =============         ============

       Earnings (loss) per share:
         Basic and diluted- as reported           $    0.01         $     (0.01)
                                              =============         ============
         Basic and diluted- pro forma             $    0.01         $     (0.01)
                                              =============         ============




ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following information for the three month periods ended March 31, 2004 and March 31, 2003 has been derived from our unaudited consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2003 and the consolidated audited financial statements included therein.



                                  Three months ended March 31,
                                -----------------------------------------
                                     2004                  2003
                                -------------------   -------------------
                                           (amounts in thousands)

Net sales                          $4,549    100.0%      $3,816    100.0%
Gross profit                        1,939     42.6        1,590     41.7
Operating expenses:
  Selling                             778     17.1          743     19.5
  General and
   administrative                     461     10.1          449     11.8
  Research and
   development                        460     10.1          390     10.2
  Amortization                         49      1.1           49      1.3
Income (loss) from operations         191      4.2          (41)     1.1
Interest expense, net                  42      1.0           42      1.1
Provision for income
 taxes                                  3        -            9      0.2
Minority interest                      23      0.5            -        -
Net income (loss)                     123      2.7          (92)     2.4


Net sales. Net sales for the three months ended March 31, 2004 increased by $733,000, or 19.2%, to $4,549,000 as compared to net sales of $3,816,000 for the three months ended March 31, 2003 due principally to a higher volume of base flavor and fragrance product sales to existing customers and new product launches.

Gross profit. Gross profit, as a percentage of sales, increased .9% to 42.6% on net sales of $4,549,000 for the three months ended March 31, 2004 from 41.7% on net sales of $3,816,000 for the same period last year due principally to a higher volume level of sales.

Operating expenses:

         Selling expenses. Selling expenses increased by $35,000, or 4.7%, to $778,000 for the three months ended March 31, 2004 from $743,000 for the same period last year due principally to the hiring of an additional sales person.

         General and administrative expenses. General and administrative expenses of $461,000 for the three months ended March 31, 2004 were comparable to the expenses incurred for the prior year's period of $449,000.

         Research and development expenses. Research and development expenses increased by $70,000, or 17.9%, to $460,000 for the three months ended March 31, 2004 from $390,000 for the same period last year due principally to the hiring of additional technical personnel and increases in outside contract services.

         Amortization expense. Amortization expense for the three months ended March 31, 2004 and March 31, 2003 was $49,000 for both periods.

         Total operating expenses. Total operating expenses increased by $117,000, or 7.2%, to $1,748,000 for the three months ended March 31, 2004 from $1,631,000 for the same period last year as a result of the factors described above.

Interest expense, net. Interest expense for the three months ended March 31, 2004 and March 31, 2003 was $42,000 for both periods.

Provision for income taxes. Provision for income taxes represents state franchise taxes and Federal alternative minimum tax of $3,000 for the three months ended March 31, 2004 and $9,000 for last year's comparable period. There were no Federal income tax provisions for the 2004 and 2003 periods since we had available net operating loss carryforwards for which valuation allowances have been recorded.

Net income (loss). Net income (loss) for the three months ended March 31, 2004 was $123,000 as compared to a net loss of $(92,000) for the same period last year.

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

         Outstanding borrowings under the 2002 Credit Facility bear interest at a rate equal to a prime lending rate plus one-quarter of a percentage point (4.25% at March 31, 2004). Borrowings under the 2002 Credit Facility are subject to certain eligibility requirements relating to our receivables and inventories. Outstanding borrowings are secured by substantially all of our assets, including our product formulations. We must comply with certain financial and other covenants contained in the Loan and Security Agreement, including maintaining tangible net worth of at least $3,200,000, achieving annual cash flow, as defined, of at least $1.00 and incurring expenditures for capital assets of not more than $500,000 each year, excluding those capital expenditures made from proceeds of the Industrial Development Agency Bonds financing. Our subsidiaries have guaranteed our obligations under the 2002 Credit Facility. Borrowings under the 2002 Credit Facility at March 31, 2004 were $2,071,000 and $929,000 was available for additional borrowings in accordance with the 2002 Credit Facility.

         At March 31, 2004, our working capital increased by $147,000, or 5.0%, to $3,097,000 from $2,950,000 at December 31, 2003. We are committed under non-cancellable operating and capital leases and long-term debt obligations for the upcoming year of approximately $274,000.

                         ITEM 3. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of the end of the quarter ended March 31, 2004, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

     (b) Changes in Internal Controls. During the period covered by this report, there have been no changes in our control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 99.1 - Written Statement of Chief Executive Officer and Chief Financial Officer.

          (b)  Reports on Form 8-K

               The Company filed a current report on Form 8-K with the Securities and Exchange Commission on April 26, 2004 with respect to Item 5. Other Events and Regulation FD Disclosure and subsection (c) Exhibits of Item 7. Financial Statements and Exhibits.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 26, 2004

                          TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                          By /s/   Joseph A. Gemmo
                             --------------------------------------------
                                   Joseph A. Gemmo
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer and Officer Duly
                                   Authorized to Sign on Behalf of Registrant)

                                 CERTIFICATIONS


I, Philip Rosner, Chairman and Chief Executive Officer of Technology Flavors & Fragrances, Inc. (the "Registrant") certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the quarter ended March 31, 2004 of the Registrant;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and,

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report.

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] for the Registrant and have:

   (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   (c) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies and any material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date: April 26, 2004


/s/ Philip Rosner
----------------------------
Chairman and Chief Executive Officer

I, Joseph A. Gemmo, Vice President and Chief Financial Officer of Technology Flavors & Fragrances, Inc. (the "Registrant") certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the quarter ended March 31, 2004 of the Registrant;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and,

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report.

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] for the Registrant and have:

   (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   (c) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies and any material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date: April 26, 2004


/s/ Joseph A. Gemmo
---------------------------------
Vice President and Chief Financial Officer