Form 10QSB
period 2004-06-30
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 2004-08-02
CIK 1000048

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         (Mark One)

         [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                           Commission File No. 0-26682


                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


                  Delaware                                 11-3199437
----------------------------------------------    -----------------------------
(State or other Jurisdiction of Incorporation     (IRS Employer Identification
             or Organization)                                 No.)

                10 Edison Street East, Amityville, New York 11701
         ---------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

                         YES      X              NO
                                 ----               ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the issuer's common stock, par value $.01 per share, as of July 27, 2004, was 12,793,773.

Transitional Small Business Disclosure Format (check one):

                         YES                     NO  X
                                 ----               ----

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                              INDEX TO FORM 10-QSB

                                  June 30, 2004


PART I-- FINANCIAL INFORMATION                                                          PAGE
         Item 1 -- Financial Statements (Unaudited)

                         Consolidated Balance Sheets at June 30, 2004
                         and December 31, 2003 .......................................... 1

                         Consolidated Statements of Operations
                         for the Three Months and Six Months Ended
                         June 30, 2004 and June 30, 2003 ................................ 2

                         Consolidated Statements of Cash Flows
                         for the Six Months Ended June 30, 2004
                         and June 30, 2003 .............................................. 3

                         Notes to Consolidated Financial Statements ..................... 4

         Item 2 -- Management's Discussion and Analysis of
                   Financial Condition and Results of Operations ........................ 6

         Item 3-- Controls and Procedures ............................................... 8

PART II-- OTHER INFORMATION ............................................................. 9


SIGNATURES ............................................................................. 10


CERTIFICATIONS ......................................................................... 11

                                     PART I
                         ITEM I -- FINANCIAL STATEMENTS

                      Technology Flavors & Fragrances, Inc.
                           Consolidated Balance Sheets



                                                                     At
                                                                  June 30,           At
                                                                    2004        December 31,
                                                                (unaudited)         2003
                                                                ------------    ------------
                          ASSETS
Current assets:
    Cash and cash equivalents                                   $    104,774    $    112,365
    Receivables, net of doubtful accounts of $180,000 in 2004
        and $130,000 in 2003                                       3,770,594       3,121,704
    Inventories                                                    3,616,723       3,799,534
    Prepaid expenses and other current assets                        255,492         116,968
                                                                ------------    ------------
           Total current assets                                    7,747,583       7,150,571

Fixed assets, net                                                  2,362,114       2,235,716
Intangible assets, net                                               202,693         283,771
Other assets                                                         675,437         668,104
Notes receivable from related parties                                 53,047          53,047
                                                                ------------    ------------
           Total assets                                         $ 11,040,874    $ 10,391,209
                                                                ============    ============
                       LIABILITIES

Current liabilities:
    Accounts payable                                            $  1,818,740    $  1,812,247
    Accrued expenses                                                 470,687         460,899
    Revolving credit facility                                      2,272,003       1,778,840
    Current portion of long-term debt                                 80,000          80,000
    Current portion of capital lease obligations                      69,069          69,069
                                                                ------------    ------------
           Total current liabilities                               4,710,499       4,201,055
Long-term debt, less current portion                               1,970,000       1,970,000
Capital lease obligations, less current portion                      156,032          75,402
                                                                ------------    ------------
                                                                   6,836,531       6,246,457
Minority interest                                                     22,766          31,690
Commitments and contingencies

                       STOCKHOLDERS' EQUITY

Common stock:
    $ .01 par value, authorized 20,000,000 shares, issued
    13,004,473 shares                                                130,045         130,045
Paid-in capital                                                   10,365,272      10,365,272
Accumulated deficit                                               (6,195,052)     (6,239,615)
Treasury stock at cost - 210,700 shares of common                   (205,097)       (205,097)
Accumulated comprehensive gain - foreign
    currency translation                                              86,409          62,457
                                                                ------------    ------------
           Total stockholders' equity                              4,181,577       4,113,062
                                                                ------------    ------------
           Total liabilities and stockholders' equity           $ 11,040,874    $ 10,391,209
                                                                ============    ============



                            See accompanying notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                           For the three months ended       For the six months ended
                                                                      June 30,                     June 30,
                                                          ----------------------------    ----------------------------
                                                              2004            2003            2004            2003
                                                          ------------    ------------    ------------    ------------
 Net sales                                                $  4,382,889    $  4,265,240    $  8,932,059    $  8,080,811
 Cost of sales                                               2,624,046       2,473,644       5,234,450       4,699,024
                                                          ------------    ------------    ------------    ------------
    Gross profit                                             1,758,843       1,791,596       3,697,609       3,381,787
                                                          ------------    ------------    ------------    ------------
 Operating expenses:
    Selling                                                    864,682         803,282       1,642,882       1,545,740
    General and administrative                                 392,253         390,740         853,279         839,843
    Research and development                                   469,185         380,376         928,724         770,654
    Amortization                                                48,750          48,750          97,500          97,863
                                                          ------------    ------------    ------------    ------------
      Total operating expenses                               1,774,870       1,623,148       3,522,385       3,254,100
                                                          ------------    ------------    ------------    ------------
 (Loss) income from operations                                 (16,027)        168,448         175,224         127,687
 Interest expense, net                                         (64,127)        (55,186)       (106,279)        (96,895)
                                                          ------------    ------------    ------------    ------------
 (Loss) income before taxes and minority interest              (80,154)        113,262          68,945          30,792
 Provision for taxes                                            (6,000)         (6,002)         (8,515)        (15,739)
                                                          ------------    ------------    ------------    ------------
 (Loss) income before minority interest                        (86,154)        107,260          60,430          15,053
 Minority interest                                               7,547            --           (15,867)           --
                                                          ------------    ------------    ------------    ------------
 Net (loss) income                                        $    (78,607)   $    107,260    $     44,563    $     15,053
                                                          ============    ============    ============    ============
 Net (loss) income p(.01)mmon share - basic and diluted   $       (.01)   $        .01    $        .00             .00
                                                          ============    ============    ============    ============
 Weighted average common shares outstanding:
      Basic                                                 12,793,773      12,793,773      12,793,773      12,793,773
                                                          ============    ============    ============    ============
     Diluted                                                12,805,435      12,836,169      12,812,650      12,814,971
                                                          ============    ============    ============    ============


                             See accompanying notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                   For the six months ended June 30,
                                                   ---------------------------------
                                                          2004           2003
                                                       -----------    -----------
Cash flows from operating activities:
    Net income                                         $    44,563    $    15,053
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                      254,897        244,319
        Provision for bad debts                             50,000            --
        Minority interest                                   (8,924)           --
        Changes in assets and liabilities:
           Accounts receivable                            (698,890)      (683,809)
           Inventories                                     182,811        (68,909)
           Prepaid expenses and other current assets      (138,524)       (62,014)
           Other assets                                    (23,755)         8,499
           Accounts payable                                  6,493         30,521
           Accrued expenses                                  9,788        (54,800)
                                                       -----------    -----------
        Net cash used in operating activities             (321,541)      (571,140)
                                                       -----------    -----------
Cash flows from investing activities:
    Purchase of fixed assets                              (163,759)      (106,037)
    Restricted cash                                             --         73,938
    Notes receivable                                            --         24,473
                                                       -----------    -----------
        Net cash used in investing activities             (163,759)        (7,626)
                                                       -----------    -----------
Cash flows from financing activities:
    Proceeds from revolving credit facility              8,798,000      7,865,000
    Repayment of revolving credit facility              (8,304,837)    (7,357,950)
    Payment of capital lease obligations                   (39,406)       (30,989)
                                                       -----------    -----------
        Net cash provided by financing activities          453,757        476,061
                                                       -----------    -----------
Effect of exchange rate changes on cash                     23,952         66,966
                                                       -----------    -----------
Decrease in cash                                            (7,591)       (35,739)

Cash and cash equivalents - beginning of period            112,365         99,233
                                                       -----------    -----------
Cash and cash equivalents - end of period              $   104,774    $    63,494
                                                       ===========    ===========

                             See accompanying notes.

                                     PART I
                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

1.  BASIS OF PRESENTATION

     Technology Flavors & Fragrances, Inc. (the "company," "us," "we" or "our") creates, develops and manufactures flavor and fragrance products used to provide or enhance flavors or fragrances in a wide variety of consumer and industrial products.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2003 and our consolidated audited financial statements and footnotes contained therein.

2.  INVENTORIES

         Components of inventories are summarized as follows:

                                 June 30, 2004           December 31, 2003
                                 -------------           -----------------
Raw Materials                     $2,279,418                 $2,380,744
Finished Goods                     1,337,305                  1,418,790
                                   ---------                  ---------
                                  $3,616,723                 $3,799,534
                                  ==========                 ==========

3.  EARNINGS PER SHARE

     Basic net income per share is calculated using the weighted average number of shares of our common stock outstanding during the period. Diluted net income per share for the three-month and six-month periods ended June 30, 2004 and 2003 was calculated using the weighted average common stock and common stock equivalents that were outstanding during the period. The effect of common stock equivalents for the three-month and six-month periods ended June 30, 2004 (11,662 shares and 18,877 shares, respectively) and for the three-month and six-month periods ended June 30, 2003 (42,396 shares and 32,291 shares, respectively) was not material and, thus, diluted net income per share for such periods is the same as basic earnings per share.

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


                                                         Three months ended June 30,        Six months ended June 30,
                                                      ---------------------------------- -------------------------------
                                                          2004             2003             2004               2003
                                                          ----            -----             ----               ----
       Net (loss) income, as reported                   $(78,607)         $107,260             $44,563           $15,053

       Deduct: Total stock-based employee
       compensation expense determined under
       fair value method used                             (8,079)          (39,835)            (16,157)         (104,670)
                                                      -------------------------------------------------------------------
       Pro forma net (loss) income                      $(86,686)          $67,425             $28,406          $(89,617)
                                                      ===================================================================
       Net (loss) income per common share::
           Basic and diluted - as reported               $ (.01)             $ .01               $ .00             $ .00
                                                      ===================================================================
           Basic and diluted -  pro forma                $ (.01)             $ .01               $ .00            $ (.01)
                                                      ===================================================================

5. RELATED PARTY TRANSACTIONS

     As disclosed in Item 3, Controls and Procedures, during the quarter ended June 30, 2004, the Company made a loan of $40,000 to a senior executive officer of the Company. This receivable due to the Company was included in prepaid expenses and other current assets at June 30, 2004. The receivable was repaid to the Company in full, with interest, on July 23, 2004.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following information for the three-month and six-month periods ended June 30, 2004 and June 30, 2003 have been derived from our unaudited consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2003 and the consolidated audited financial statements included therein.

                                       Three months ended June 30,           Six months ended June 30,
                                -------------------------------------  ------------------------------------
                                       2004                2003               2004              2003
                                ------------------  -----------------  -----------------  -----------------
                                                            (amounts in thousands)
Net sales                       $ 4,383      100.0% $ 4,265     100.0% $ 8,932     100.0% $ 8,081     100.0%
Gross profit                      1,759       40.1    1,791      42.0    3,698      41.4    3,382      41.9
Operating expenses:
    Selling                         865       19.7      803      18.8    1,643      18.4    1,546      19.2
    General and
    administrative                  392        9.0      390       9.1      853       9.5      840      10.4
    Research and development        469       10.7      381       9.0      929      10.4      770       9.5
    Amortization                     49        1.1       49       1.2       98       1.1       98       1.2
(Loss) income from operations       (16)       0.4      168       3.9      175       2.0      128       1.6
Interest expense, net                64        1.4       55       1.3      106       1.2       97       1.2
Provision for income taxes            6        0.1        6       0.1        8       0.1       16       0.2
Minority interest                    (7)       0.1       --        --       16       0.2       --        --
Net (loss) income                   (79)       1.8      107       2.5       45       0.5       15       0.2

Net sales. Net sales increased by $118,000, or 2.8%, to $4,383,000 for the three months ended June 30, 2004 from $4,265,000 for the same period last year and increased by $851,000, or 10.5%, to $8,932,000 for the six months ended June 30, 2004 from $8,081,000 for the comparable six-month period of 2003. The increases were principally attributable to a higher volume of existing flavor and fragrance product sales and new product launches.

Gross profit. Gross profit, as a percentage of sales, decreased 1.9% to 40.1% on net sales of $4,383,000 for the three months ended June 30, 2004 from 42.0% on net sales of $4,265,000 for the same period last year, and decreased 0.5% to 41.4% on net sales of $8,932,000 for the six months ended June 30, 2004 from 41.9% on net sales of $8,081,000 for the same period last year. Such decreases in 2004 were due to higher manufacturing operating costs due principally in increases in packaging materials, operating supplies, insurance and outside contract services.

OPERATING EXPENSES:

     Selling expenses. Selling expenses for the three months ended June 30, 2004 increased by $62,000, or 7.7%, to $865,000 from $803,000 for the same period last year and for the six months ended June 30, 2004 increased by $97,000, or 6.3%, to $1,643,000 from $1,546,000 for the same period last year. Such increases for the three-month and six-month periods were principally attributable to the hiring of additional sales personnel.

     General and administrative expenses. General and administrative expenses for the three month and six-month periods ended June 30, 2004 of $392,000 and $853,000, respectively, were consistent with such expenses in the comparable periods last year of $390,000 and $840,000, respectively.

     Research and development expenses. Research and development expenses for the three months ended June 30, 2004 increased by $88,000, or 23.1%, to $469,000 from $381,000 for the same period last year and for the six months ended June 30, 2004 increased by $159,000, or 20.6%, to $929,000 from $770,000 for the same period last year due principally to the hiring of additional technical personnel and increases in outside contract services.

     Amortization expense. Amortization expense for the three months and six months ended June 30, 2004 of $49,000 and $98,000, respectively, was the same with such expenses in the comparable 2003 periods.

     Total operating expenses. Total operating expenses increased by $152,000, or 9.4%, to $1,775,000 for the three months ended June 30, 2004 from $1,623,000 for the comparable period in 2003 and increased by $269,000, or 8.3%, to $3,523,000 for the six months ended June 30, 2004 from $3,254,000 for the comparable six-month period of 2003 as a result of the factors described above.

Interest expense, net. Interest expense increased by $9,000, or 16.4%, to $64,000 for the three months ended June 30, 2004 from $55,000 for the comparable 2003 period and increased by $9,000, or 9.3%, to $106,000 for the six months ended June 30, 2004 from $97,000 for the comparable six-month period of 2003 due principally to higher levels of outstanding borrowing under our revolving credit facility.

Provision for income taxes. Provision for income taxes principally represents state franchise taxes and Federal alternative minimum tax. There were no Federal income tax provisions for 2004 and 2003 since we had available net operating loss carryforwards for which valuation allowances have been recorded.

Net (loss) income. Net (loss) income was $(79,000) and $45,000 for the three-month and six-month periods ended June 30, 2004 as compared to net income for the comparable 2003 periods of $107,000 and $15,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, our financing needs have been met through issuance of equity and debt securities and commercial bank loans. In April 2002, we entered into a five-year term Loan and Security Agreement with a lender. We call this new revolving credit facility the 2002 Credit Facility. The maximum line of credit under the 2002 Credit Facility was initially set at $3,000,000 and was increased, at our option, to $3,500,000 on June 30, 2004.

Outstanding borrowings under the 2002 Credit Facility bear interest at a rate equal to a prime lending rate plus one-quarter of a percentage point (4.25% at June 30, 2004). Borrowings under the 2002 Credit Facility are subject to certain eligibility requirements relating to our receivables and inventories. Outstanding borrowings are secured by substantially all of our assets, including our product formulations. We must comply with certain financial and other covenants contained in the Loan and Security Agreement, including maintaining tangible net worth of at least $3,200,000, achieving annual cash flow, as defined, of at least $1.00 and incurring expenditures for capital assets of not more than $500,000 each year, excluding those capital expenditures made from proceeds of the Industrial Development Agency (IDA) Bonds financing in January 2002. Our subsidiaries have guaranteed our obligations under the 2002 Credit Facility. Borrowings under the 2002 Credit Facility at June 30, 2004 were $2,272,000 and $1,228,000 was available for additional borrowings in accordance with the terms of the 2002 Credit Facility.

     At June 30, 2004, our working capital increased by $87,000, or 2.9%, to $3,037,000 from $2,950,000 at December 31, 2003. We are committed under non-cancellable operating and capital leases for the upcoming year of approximately $274,000.


ITEM 3 - CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     In connection with the completion of its SAS 100 review of the Company's consolidated financial statements for the six months ended June 30, 2004, the Company's independent auditors, BDO Seidman, LLP ("BDO"), communicated to the Company's Audit Committee that the following matter involving the Company's internal controls and operation were considered to be "reportable conditions," as defined under standards established by the American Institute of Certified Public Accountants, or AICPA:

     On one occasion in April, 2004, the Company made a loan in the sum of $40,000 to a senior executive officer (see Note 5). This loan was in violation of Section 402 of the Sarbanes Oxley Act, and the Company's internal controls procedures did not prevent such a violation from occurring.

     Reportable conditions are matters coming to the attention of the independent auditors that, in their judgment, relate to significant deficiencies in the design or operation of internal controls and could adversely affect the Company's ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. In addition, BDO has advised the Company that they consider the matter, which is listed above, to be "material weakness" that, by itself or in combination with any other factor may result in a more than remote likelihood that a material misstatement in our financial statements will not be prevented or detected by our employees in the normal course of performing their assigned functions.

     As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer determined that the deficiency identified by BDO caused the Company's disclosure controls and procedures not to be effective at a reasonable assurance level. However, the CEO and CFO noted that the Company is actively seeking to remedy such deficiency and did not note any other material weaknesses or significant deficiencies in the Company's disclosure controls and procedures during their evaluation. The Company continues to improve and refine its internal controls. The Company also noted that violation of Section 402 of the Sarbanes Oxley Act was inadvertent.

     In order to avoid any further violation of the Sarbanes-Oxley Act, the CEO and CFO have met with counsel to discuss such Act in detail and have implemented procedures to assure that no loans will be made in violation of the Act in the future.

     Other than for the matter discussed above, the Company's Chief Executive Officer and Chief Financial Officer have determined that the Company's internal controls and procedures were effective as of the end of the period covered by this report. Other than the improvements discussed above, in the second quarter of fiscal 2004, there were no significant changes in the Company's internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.


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

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

          Exhibit 99.1 - Written Statement of Chief Executive Officer and Chief Financial Officer.

(b)      Reports on Form 8-K

          The Company filed a current report on Form 8-K with the Securities and Exchange Commission on July 27, 2004 with respect to Item 5. Other Events and Regulation FD Disclosure and subsection (c) Exhibits of
          Item 7. Financial Statements and Exhibits.

                                   SIGNATURES




     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   July 27, 2004

                             TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                         By   /s/   Joseph A. Gemmo
                         ------------------------------------------------------
                                  Joseph A. Gemmo
                                  Vice President and Chief Financial Officer
                                  (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of Registrant)

                                 CERTIFICATIONS


I, Philip Rosner, Chairman and Chief Executive Officer of Technology Flavors & Fragrances, Inc. (the "Registrant") certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the quarter ended June 30, 2004 of the Registrant;

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

Date: July 27, 2004


/s/ Philip Rosner
------------------------------------
Chairman and Chief Executive Officer

I, Joseph A. Gemmo, Vice President and Chief Financial Officer of Technology Flavors & Fragrances, Inc. (the "Registrant") certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the quarter ended June 30, 2004 of the Registrant;

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

Date: July 27, 2004


/s/ Joseph A. Gemmo
------------------------------------------
Vice President and Chief Financial Officer