Form 10QSB
period 2004-09-30
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 2004-11-15
CIK 1000048

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

         [   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                           Commission File No. 0-26682


                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      -------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


        Delaware                                    11-3199437
---------------------------------        --------------------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the issuer's common stock, par value $.01 per share, as of November 11, 2004, was 12,793,773.

Transitional Small Business Disclosure Format (check one):


                   YES                   NO   X
                        ------              ------

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                              INDEX TO FORM 10-QSB

                               September 30, 2004


PART I -- FINANCIAL INFORMATION                                          PAGE

    Item 1 -- Financial Statements (Unaudited)

              Consolidated Balance Sheets at September 30, 2004
              and December 31, 2003                                       1

              Consolidated Statements of Operations
              for the Three Months and Nine Months Ended
              September 30, 2004 and September 30, 2003                   2

              Consolidated Statements of Cash Flows
              for the Nine Months Ended September 30, 2004
              and September 30, 2003                                      3

              Notes to Consolidated Financial Statements                  4

    Item 2 -- Management's Discussion and Analysis of
                Financial Condition and Results of Operations             6

    Item 3 -- Controls and Procedures                                     8

PART II -- OTHER INFORMATION                                              9

SIGNATURES                                                                10

CERTIFICATIONS                                                            11

                                     PART I
                          ITEM I - FINANCIAL STATEMENTS

                      Technology Flavors & Fragrances, Inc.
                           Consolidated Balance Sheets

                                                               At
                                                         September 30,         At
                                                             2004          December 31,
                                                          (unaudited)          2003
                                                       ---------------------------------
                                      ASSETS
Current assets:
    Cash and cash equivalents                                   $197,606       $112,365
    Receivables, net of doubtful accounts of $230,000
     in 2004
     and $130,000 in 2003                                      3,865,709      3,121,704
    Inventories                                                3,550,585      3,799,534
    Prepaid expenses and other current assets                    145,914        116,968
                                                       ---------------------------------

     Total current assets                                      7,759,814      7,150,571

Fixed assets, net                                              2,337,441      2,235,716
Intangible assets, net                                           162,154        283,771
Other assets                                                     649,120        668,104
Notes receivable from related parties                             53,047         53,047
                                                       ---------------------------------

     Total assets                                            $10,961,576    $10,391,209
                                                       =================================

                           LIABILITIES

Current liabilities:
    Accounts payable                                          $1,735,029     $1,812,247
    Accrued expenses                                             537,017        460,899
    Revolving credit facility                                  2,617,474      1,778,840
    Current portion of long-term debt                             80,000         80,000
    Current portion of capital lease obligations                  69,069         69,069
                                                       ---------------------------------

     Total current liabilities                                 5,038,589      4,201,055

Long-term debt, less current portion                           1,970,000      1,970,000

Capital lease obligations, less current portion                  132,069         75,402
                                                       ---------------------------------
                                                               7,140,658      6,246,457
Minority interest                                                 11,440         31,690
Commitments and contingencies

                           STOCKHOLDERS' EQUITY

Common stock:
    $ .01 par value, authorized 20,000,000 shares, issued
    13,004,473 shares                                            130,045        130,045
Paid-in capital                                               10,365,272     10,365,272
Accumulated deficit                                           (6,584,897)    (6,239,615)
Treasury stock at cost - 210,700 shares of common stock         (205,097)      (205,097)
Accumulated comprehensive gain - foreign
    currency translation                                         104,155         62,457
                                                       ---------------------------------

     Total stockholders' equity                                3,809,478      4,113,062
                                                       ---------------------------------

     Total liabilities and stockholders' equity              $10,961,576    $10,391,209
                                                       =================================


                             See accompanying notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                              For the three months ended     For the nine months ended
                                                     September 30,                   September 30,
                                           ------------------------------- -----------------------------
                                                     2004            2003           2004           2003
                                           --------------- --------------- -------------- --------------
 Net sales                                     $4,072,990      $4,041,062    $13,005,049    $12,121,873
 Cost of sales                                  2,578,968       2,480,696      7,813,418      7,167,271
                                           --------------- --------------- -------------- --------------

  Gross profit                                  1,494,022       1,560,366      5,191,631      4,954,602
                                           --------------- --------------- -------------- --------------

 Operating expenses:
  Selling                                         743,932         745,960      2,386,814      2,291,700
  General and administrative                      567,836         482,452      1,421,115      1,322,295
  Research and development                        493,277         408,619      1,422,001      1,179,273
  Amortization                                     48,750          48,750        146,250        146,613
                                           --------------- --------------- -------------- --------------

   Total operating expenses                     1,853,795       1,685,781      5,376,180      4,939,881
                                           --------------- --------------- -------------- --------------

 (Loss) income from operations                   (359,773)       (125,415)      (184,549)        14,721
 Interest expense, net                            (52,604)        (38,809)      (158,883)      (135,704)
                                           --------------- --------------- -------------- --------------

 Loss before taxes and minority interest         (412,377)       (164,224)      (343,432)      (120,983)
 Tax benefit (provision)                           18,800          (6,000)        10,285        (21,733)
                                           --------------- --------------- -------------- --------------

 Loss before minority interest                   (393,577)       (170,224)      (333,147)      (142,716)

 Minority interest                                  3,732               -        (12,135)             -
                                           --------------- --------------- -------------- --------------

 Net loss                                       $(389,845)      $(170,224)     $(345,282)     $(142,716)
                                           =============== =============== ============== ==============

 Net loss per common share -
 basic and diluted                                  $(.03)          $(.01)         $(.03)         $(.01)
                                           =============== =============== ============== ==============

 Weighted average common shares outstanding:
   Basic and
    diluted                                    12,793,773      12,793,773     12,793,773     12,793,773
                                           =============== =============== ============== ==============

                             See accompanying notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          For the nine months ended
                                                                 September 30,
                                                      ----------------------------------
                                                               2004                2003
                                                      --------------       -------------
Cash flows from operating activities:
    Net loss                                              $(345,282)          $(142,716)
    Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                          381,972             364,389
     Provision for bad debts                                100,000                   -
     Minority interest                                      (20,250)                  -
     Changes in assets and liabilities:
      Accounts receivables                                 (844,005)           (541,885)
      Inventories                                           248,949             (57,566)
      Prepaid expenses and other current assets             (28,946)           (114,627)
      Other assets                                           (5,649)           (127,486)
      Accounts payable                                      (77,218)             99,301
      Accrued expenses                                       76,118              92,969
                                                      --------------       -------------
     Net cash used in operating activities                 (514,311)           (427,621)
                                                      --------------       -------------
Cash flows from investing activities:
    Purchase of fixed assets                               (217,411)           (148,031)
    Restricted cash                                               -             100,203
    Notes receivable                                              -              24,473
                                                      --------------       -------------
     Net cash used in investing activities                 (217,411)            (23,355)
                                                      --------------       -------------

Cash flows from financing activities:
    Proceeds from revolving credit facility               13,173,000          11,715,000
    Repayment of revolving credit facility               (12,334,366)        (11,299,720)
    Payment of capital lease obligations                     (63,369)            (47,863)
                                                      --------------       -------------
     Net cash provided by financing activities              775,265             367,417
                                                      --------------       -------------
Effect of exchange rate changes on cash                      41,698              53,558
                                                      --------------       -------------
Increase (decrease) in cash and equivalents                 85,241             (30,001)

Cash and cash equivalents - beginning of period             112,365              99,233
                                                      --------------       -------------
Cash and cash equivalents - end of period                  $197,606             $69,232
                                                      ==============       =============


                             See accompanying notes.

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

1.  BASIS OF PRESENTATION
    ---------------------

     Technology Flavors & Fragrances, Inc. (the "company," "us," "we" or "our") creates, develops and manufactures flavor and fragrance products used to provide or enhance flavors or fragrances in a wide variety of consumer and industrial products.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2003 and our consolidated audited financial statements and footnotes contained therein.

2.  INVENTORIES
    -----------

         Components of inventories are summarized as follows:

                                   September 30, 2004       December 31, 2003
                                   ------------------       -----------------

         Raw Materials              $2,152,167                  $2,380,744
         Finished Goods              1,398,418                   1,418,790
                                   ------------------       -----------------
                                    $3,550,585                  $3,799,534
                                   ==================       =================

3.  EARNINGS PER SHARE
    ------------------

     Basic net loss per share is calculated using the weighted average number of shares of our common stock outstanding during the period. Diluted net loss per share for the three-month and nine-month periods ended September 30, 2004 and 2003 was calculated using the weighted average common stock and common stock equivalents that were outstanding during the period. The effect of common stock equivalents for the three-month and nine-month periods ended September 30, 2004 (364 shares and 12,706 shares, respectively) and for the three-month and nine-month periods ended September 30, 2003 (35,988 shares and 32,472 shares, respectively) was anti-dilutive and, thus, diluted net loss per share for such periods is the same as basic earnings per share.

4.   Stock-based Compensation Plans
     ------------------------------

     We account for our stock option awards to employees under the Statement of Financial Acounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" which permits us to follow the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. We make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by SFAS 123 and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." We have never granted options below market price on the date of grant.


                                                           Three months ended            Nine months ended
                                                             September 30,                 September 30,
                                                      ------------------------------  ---------------------------
                                                           2004         2003            2004         2003
                                                           ----         ----            ----         ----
       Net loss, as reported                            $(389,845)    $(170,224)      $(345,282)   $(142,716)

       Deduct: Total stock-based employee
       compensation expense determined under fair
       value method used                                   (8,079)      (34,835)        (24,236)    (139,505)
                                                           -------      --------        --------    ---------
       Pro forma net loss                               $(379,924)    $(205,059)      $(369,518)   $(282,221)
                                                         =========     =========       =========    =========
       Net loss per share:

           Basic and diluted - as reported                  $(.03)        $(.01)          $(.03)       $(.01)
                                                             =====         =====           =====        =====
           Basic and diluted -  pro forma                   $(.03)        $(.02)          $(.03)       $(.02)
                                                             =====         =====           =====        =====

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following information for the three-month and nine-month periods ended September 30, 2004 and September 30, 2003 have been derived from our unaudited consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2003 and the consolidated audited financial statements included therein.


                                 Three months ended September 30,      Nine months ended September 30,
                                ----------------------------------- -------------------------------------
                                    2004              2003               2004               2003
                                ----------------- ----------------- ------------------ ------------------
                                                          (amounts in thousands)
Net sales                         $4,073   100.0%   $4,041   100.0%   $13,005   100.0%   $12,122   100.0%
Gross profit                       1,494    36.7     1,560    38.6      5,192    39.9      4,955    40.9
Operating expenses:
  Selling                            744    18.3       746    18.5      2,387    18.3      2,292    18.9
  General and
   administrative                    568    13.9       482    11.9      1,421    10.9      1,322    10.9
  Research and
   development                       493    12.1       408    10.1      1,422    10.9      1,179     9.7
  Amortization                        49     1.2        49     1.2        146     1.2        147     1.2
(Loss) income from operations       (360)    8.8      (125)    3.1       (184)    1.4         15     0.2
Interest expense, net                (53)    1.3       (39)    1.0       (159)    1.2       (136)    1.2
Tax benefit
 (provision)                          19     0.5        (6)    0.1         10     0.1        (22)    0.2
Minority interest                      4       -         -       -        (12)    0.1          -       -
Net loss                            (390)    9.6      (170)    4.2       (345)    2.6       (143)    1.2



     Net sales. Net sales of $4,073,000 for the three months ended September 30, 2004 was comparable with net sales of $4,041,000 for the same period last year, and increased by $883,000, or 7.3%, to $13,005,000 for the nine months ended September 30, 2004 from $12,122,000 for the comparable nine-month period of 2003. The increase during the first nine-month period of 2004 was principally attributable to a higher volume of existing flavor and fragrance product sales and new product launches.

     Gross profit. Gross profit, as a percentage of sales, decreased 1.9% to 36.7% on net sales of $4,073,000 for the three months ended September 30, 2004 from 38.6% on net sales of $4,041,000 for the same period last year, and decreased 1.0% to 39.9% on net sales of $13,005,000 for the nine months ended September 30, 2004 from 40.9% on net sales of $12,122,000 for the same period last year. Such decreases in 2004 were due to higher manufacturing operating costs due principally to increases in packaging materials, operating supplies, insurance and outside contract services.

Operating expenses:

     Selling expenses. Selling expenses for the three months and nine months ended September 30, 2004 of $744,000 and $2,387,000, respectively, were consistent with selling expenses of $746,000 and $2,292,000, respectively, for the three-month and nine-month periods of the prior year.

     General and administrative expenses. General and administrative expenses for the three months and nine months ended September 30, 2004 increased by $86,000, or 17.8%, and $99,000, or 7.5%, respectively, from $482,000 and
$1,322,000, respectively, for the same periods last year. Such increases principally relate to an additional reserve for doubtful accounts of $50,000 recorded in each of the third quarter and second quarter of 2004 relative to one customer.

     Research and development expenses. Research and development expenses for the three months ended September 30, 2004 increased by $85,000, or 20.8%, to $493,000 from $408,000 for the same period last year and for the nine months ended September 30, 2004 increased by $243,000, or 20.6%, to $1,422,000 from $1,179,000 for the same period last year due principally to the hiring of additional technical personnel and increases in outside contract services.

     Amortization expense. Amortization expense for the three months and nine months ended September 30, 2004 of $49,000 and $146,000, respectively, was consistent with such expenses in the comparable 2003 periods.

     Total operating expenses. Total operating expenses increased by $169,000, or 10.0%, to $1,854,000 for the three months ended September 30, 2004 from $1,685,000 for the comparable period in 2003 and increased by $436,000, or 8.8%, to $5,376,000 for the nine months ended September 30, 2004 from $4,940,000 for the comparable nine-month period of 2003 as a result of the factors described above.

Interest expense, net. Interest expense increased by $14,000, or 35.9%, to $53,000 for the three months ended September 30, 2004 from $39,000 for the comparable 2003 period and increased by $23,000, or 16.9%, to $159,000 for the nine months ended September 30, 2004 from $136,000 for the comparable nine-month period of 2003 due principally to higher levels of outstanding borrowing under our revolving credit facility, and to a lesser extent, increases in the borrowing rates of our revolving credit facility and long-term debt.

Provision for income taxes. Provision for income taxes principally represents state franchise taxes and Federal alternative minimum tax. There were no Federal income tax provisions for 2004 and 2003 since we had available net operating loss carryforwards for which valuation allowances have been recorded.

Net loss. Net loss was $390,000 and $345,000 for the three-month and nine-month periods ended September 30, 2004 as compared to net loss for the comparable 2003 periods of $170,000 and $143,000, respectively due principally to increases in research and development and general and administrative expenses and a decrease in gross profit as described above.

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

Outstanding borrowing under the 2002 Credit Facility bear interest at a rate equal to a prime lending rate plus one-quarter of a percentage point (4.75% at September 30, 2004). Borrowing under the 2002 Credit Facility is subject to certain eligibility requirements relating to our receivables and inventories. Outstanding borrowing is secured by substantially all of our assets, including our product formulations. We must comply with certain financial and other covenants contained in the Loan and Security Agreement, including maintaining tangible net worth of at least $3,200,000, achieving annual cash flow, as defined, of at least $1.00 and incurring expenditures for capital assets of not more than $500,000 each year, excluding those capital expenditures made from proceeds of the Industrial Development Agency (IDA) Bonds financing in January 2002.

     Our subsidiaries have guaranteed our obligations under the 2002 Credit Facility. Borrowing under the 2002 Credit Facility at September 30, 2004 were $2,617,000 and $883,000 was available for additional borrowing in accordance with the terms of the 2002 Credit Facility.

     We are committed under non-cancellable operating and capital leases for the upcoming year of approximately $274,000. At September 30, 2004, our working capital decreased by $229,000, or 7.8%, to $2,721,000 from $2,950,000 at
December 31, 2003. Operating activities used cash of $514,000 for the nine months ended September 30, 2004. This resulted primarily from a net loss of $345,000 and increases in accounts receivables of $844,000 partially offset by non-cash charges for depreciation and amortization and bad debt expense of $382,000 and $100,000, respectively. Investing activities used cash of $217,000 for the nine months ended September 30, 2004 primarily for purchases of fixed assets. Financing activities provided cash of $775,000 for the nine months ended September 30, 2004 primarily from proceeds from our revolving credit facility net of revolving credit repayments.


ITEM 3 - Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of the end of the quarter ended September 30, 2004, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

     (b) Changes in Internal Controls. During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as noted below.

     In connection with the completion of its SAS 100 review of the Company's consolidated financial statements for the six months ended June 30, 2004, the Company's independent auditors, BDO Seidman, LLP ("BDO"), communicated to the Company's Audit Committee a certain matter involving the Company's internal controls and operation which was considered to be a "reportable condition," as defined under standards established by the American Institute of Certified Public Accountants, or AICPA. This matter was previously disclosed in the Company's Form 10-QSB for the quarterly period ended June 30, 2004. In order to avoid any further violation of the Sarbanes-Oxley Act, the CEO and CFO have met with counsel to discuss such Act in detail which resulted in a more comprehensive understanding of the Act's provisions as it relates to that reportable condition and, as previously disclosed, the Company has implemented procedures to prevent similar violations of the Act from occurring.

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

Item 4.    Submission of Matters to a Vote of Security Holders
           Not Applicable

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K

          (a)  Exhibits
               Exhibit 99.1 - Written Statement of Chief Executive Officer and Chief Financial Officer.

          (b)  Reports on Form 8-K
               The Company filed a current report on Form 8-K with the Securities and Exchange Commission on November 15, 2004 with respect to Item 2.02. Results of Operations and Financial Condition, Item 7.01. Regulation FD Disclosure, and subsection
               (c) of Item 9.01. Financial Statements and Exhibits.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 11, 2004

                                TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                                By:/s/ Joseph A. Gemmo
                                   -------------------
                                   Joseph A. Gemmo
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of Registrant)