Form 10KSB
period 2004-12-31
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 2005-04-01
CIK 1000048

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2004

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

                             Yes    X       No
                                 --------       ----------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         The Issuer's revenues for the fiscal year ended December 31, 2004 were $16,047,233.

         The aggregate market value of Registrant's voting stock (Common Stock) held by non-affiliates on March 15, 2005 was approximately $10,359,000 based on the closing sale price of the Common Stock on such date of U.S. $1.11 per share, as reported by the American Stock Exchange.

         The number of shares outstanding of each class of the issuer's common equity as of March 15, 2005 was:

        Common Stock, par value $0.01 per share                    12,833,773
                            Class

         Documents Incorporated by Reference: Item 14 of Part III incorporates information by reference from the Definitive Proxy Statement for our Annual Meeting of Stockholders held July 27, 2004.

         Transitional Small Business Disclosure Format:   Yes         No   X
                                                              ----       -----

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                        2004 Annual Report on Form 10-KSB
                                TABLE OF CONTENTS

                                                                                             Page
                                                                                             ----
PART I                                                                                         1
        ITEM 1         DESCRIPTION OF BUSINESS                                                 1
        ITEM 2         DESCRIPTION OF PROPERTY                                                 4
        ITEM 3         LEGAL PROCEEDINGS                                                       4
        ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                     4

PART II                                                                                        5
        ITEM 5         MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS               5
        ITEM 6         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS                                                   6
        ITEM 7         FINANCIAL STATEMENTS                                                    9
        ITEM 8         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                       AND FINANCIAL DISCLOSURE                                                9
        ITEM 8A        CONTROLS AND PROCEDURES                                                 9

PART III                                                                                      10
        ITEM 9         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                       COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                      10
        ITEM 10        EXECUTIVE COMPENSATION                                                 13
        ITEM 11        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT         16
        ITEM 12        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                         18
        ITEM 13        EXHIBITS AND REPORTS ON FORM 8-K                                       18
        ITEM 14        PRINCIPAL ACCOUNTANT FEES AND SERVICES                                 19

SIGNATURES                                                                                    20

CERTIFICATIONS                                                                                21

FINANCIAL STATEMENTS                                                                         F-1

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

         In 2003, we entered into a joint venture agreement from which the operating results thereof were not material for 2004 or 2003.

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

Research and Development

         Our research and development activities are conducted principally at our Amityville, New York and Fairfield, New Jersey facilities. We maintain research and development laboratories as well as applications laboratories, both of which we believe are necessary for the development of high quality flavor and fragrance compounds. Our processed flavor laboratory utilizes amino acids and sugars in a water medium to produce meat, poultry and roasted flavors and aromas. We currently offer new and innovative products developed in this laboratory.

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

         During the past several years, the flavor industry has had to respond to new demands by consumers for:

          |X|  products with little or no cholesterol, fat, sugar or salt,

          |X|  products that withstand microwaving or freezing, and

          |X|  products that contain more natural ingredients.

         Each of these demands results in taste differences from what consumers have come to expect so that new flavor formulations are necessary to satisfy taste expectations. Consequently, we believe our research and development abilities are increasingly important for flavor products.

         We spent $1,889,000 and $1,628,000 in research and development during 2004 and 2003, respectively. We expect our research and development expenses to remain approximately at the year 2004 level during year 2005.

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

         We purchase raw materials from numerous suppliers. For the year ended December 31, 2004, our largest supplier provided us with approximately 15% of our raw material requirements. Our three largest suppliers provided us with approximately 32% of our raw material requirements. Although there can be no assurance, we believe that alternate sources of raw materials are available in the event of an interruption in the supply of raw materials from a single supplier.

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

Customers

         We believe our products are currently used in more than 1,200 products sold by more than 500 companies worldwide, approximately 50 of which are Fortune 1,000 companies. We work with our customers in the development of specific flavors or fragrances for a particular end product. For the years ended December 31, 2004 and 2003, no one customer accounted for more than 10% of our sales, and our top ten customers accounted for approximately 42% and 43% of our sales, respectively.

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

Employees

         At March 15, 2005, we had 67 employees, 65 of whom were employed full-time. Of our total employees, six were employed in management, nine were employed in administrative and purchasing, eight were employed in sales and marketing, 24 were employed in production and warehousing, 14 were employed in research and development and quality control, and four were employed in customer service. We consider our relationship with our employees to be satisfactory. None of our employees is subject to a collective bargaining agreement.

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

ITEM 2   DESCRIPTION OF PROPERTY

         Our principal facility is a 35,000-square-foot headquarters and production facility located at 10 Edison Street East, Amityville, New York. In January 2002, the Company purchased the facility (which it had previously leased), transferred it to the Town of Babylon Industrial Development Agency, and then leased the facility from such agency for a term which expires on December 1, 2021. Upon expiration of the lease term, we are entitled to repurchase the facility for a nominal sum. We also occupy a 6,000 square-foot warehouse under a lease which expires in 2006 and a 4,000 square-foot warehouse on a month-to-month lease, both of which adjoin our headquarters and production facility. We also lease a research and development laboratory in Fairfield, New Jersey, and sales, warehouse and customer service facilities in Inglewood, California, Toronto, Canada, and Santiago, Chile. We believe that we can renegotiate existing leases as they expire or lease alternative properties on acceptable terms. We believe our current facilities are adequate for our current and anticipated operations.

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

                                     PART II


ITEM 5   MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         American Stock Exchange. Our Common Stock is listed on the American Stock Exchange, or AMEX (Symbol: "TFF"). The following table sets forth the range of high and low closing prices in U.S. Dollars (as reported by the AMEX) for our Common Stock for each calendar quarter from January 1, 2003 through March 15, 2005.

                                                       High             Low

2003
   First Quarter                                   U.S. $ 0.94      U.S. $ 0.71
   Second Quarter                                  U.S.   0.86      U.S.   0.72
   Third Quarter                                   U.S.   0.94      U.S.   0.76
   Fourth Quarter                                  U.S.   0.85      U.S.   0.76

2004
   First Quarter                                   U.S. $ 0.81      U.S. $ 0.71
   Second Quarter                                  U.S.   0.89      U.S.   0.67
   Third Quarter                                   U.S.   0.79      U.S.   0.56
   Fourth Quarter                                  U.S.   1.10      U.S.   0.52

2005
   First Quarter (through March 15, 2005)          U.S. $ 1.16      U.S. $  .98

         The closing price of our Common Stock on the AMEX on March 15, 2005 was U.S. $ 1.11.
         Toronto Stock Exchange. Our Common Stock traded on the Toronto Stock Exchange, or TSE (Symbol: "TFF") from March 28, 1994 through March 27, 2003. The following table sets forth the reported high and low closing prices (as reported by the TSE) for our Common Stock for each calendar quarter from January 1, 2003 through March 27, 2003, in Canadian dollars and translated into U.S. dollars at the exchange rates in effect on the last day of such period.

2003
   First Quarter (through March 27, 2003)   Cdn. $1.50 (U.S. $0.96)
   Cdn. $1.50  (U.S. $ 0.96)

         The closing price of our Common Stock on the TSE on March 27, 2003 was Cdn. $1.50 (U.S. $0.96).

Holders

         At March 15, 2005, we had approximately 750 stockholders of record.

Dividends

         We have not paid any cash dividends on our Common Stock and we do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of dividends on our Common Stock is at the discretion of the Board of Directors and will depend on, among other things, our operating results, financial condition, capital requirements, contractual restrictions or prohibitions and such other factors as our Board of Directors may deem relevant. In addition, the terms of our $3.5 million revolving credit facility prohibit the payment of cash dividends.

Recent Sales of Unregistered Securities

         None.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The following information for the years ended December 31, 2004 and 2003 has been derived from our audited consolidated financial statements and should be read in conjunction with such statements and the notes thereto included elsewhere in this Annual Report on Form 10-KSB. The information for the year ended December 31, 2002 is derived from the Company's audited consolidated financial statements for the year ended December 31, 2002, which are not included in this Annual Report on Form 10-KSB.


                                                  Years ended December 31,
                                         2004               2003               2002
                                               (dollar amounts in thousands)

Net sales                            $16,047   100.0%   $15,587   100.0%   $16,767   100.0%
Gross profit                           6,332    39.5      6,226    39.9      7,023    41.9
Operating expenses:
  Selling                              3,130    19.5      2,936    18.8      2,763    16.4
  General and administrative           2,196    13.7      1,799    11.5      1,753    10.5
  Research and development             1,889    11.8      1,628    10.4      1,481     8.8
  Amortization                           195     1.2        195     1.3        195     1.2
(Loss) income from operations         (1,078)    6.7       (332)    2.1        831     5.0
Interest expense, net                   (218)    1.3       (187)    1.2       (181)    1.1
Tax benefit                                6       -          5       -         16     0.1
Minority interest                         24     0.1        (32)    0.2          -       -
Net (loss) income                     (1,266)    7.9       (546)    3.5        666     4.0


Net sales. Net sales for 2004 increased by $460,000, or 3.0%, to $16,047,000 from $15,587,000 for 2003 due principally to increased volume of business for existing customers of our food and beverage products. Net sales for 2003 decreased by $1,180,000, or 7.0%, to $15,587,000 from $16,767,000 for 2002 due principally to the economic recession which caused a slowdown in customer orders and new product launches, ongoing customer efforts to reduce inventory levels and lost revenues from a certain customer following its acquisition.

Gross profit. Gross profit in 2004, as a percentage of net sales, decreased slightly .4% to 39.5% on net sales of $16,047,000 from 39.9% on net sales of $15,587,000 in 2003. Gross profit, as a percentage of sales, decreased 2.0% to 39.9% on net sales of $15,587,000 for 2003 from 41.9% on net sales of $16,767,000 for 2002 due principally to the impact of lower sales volume, higher manufacturing operating costs due principally to freight, outside contract services and insurance, and to a lesser extent, unfavorable changes in product mix.

Operating expenses:

         Selling expenses. Selling expenses for 2004 increased by $194,000, or 6.6%, to $3,130,000 from $2,936,000 for 2003 due principally to increases in wages of $92,000, including the hiring of a salesperson and increases in outside contractor services of $74,000. Selling expenses for 2003 increased by $173,000, or 6.3%, to $2,936,000 from $2,763,000 for 2002 due principally to startup costs relative to our prospective overseas business venture of $120,000 and wages and fringes for a new sales person hired during 2003 of $60,000.

         General and administrative expenses. General and administrative expenses for 2004 increased by $397,000, or 22.1%, to $2,196,000 from $1,799,000 for 2003 due principally to increases in bad debt expense of $395,000, of which $350,000 was attributable to one key customer. General and administrative expenses for 2003 increased by $46,000, or 2.6%, to $1,799,000 from $1,753,000 for 2002 due principally to retainer fees paid to a mergers and acquisitions consulting firm.

         Research and development expenses. Research and development expenses for 2004 increased by $261,000, or 16.0%, to $1,889,000 from $1,628,000 for 2003 due principally to increases in wages of $114,000, including the hiring of a laboratory technician, higher outside contractor costs of $94,000, operating supplies of $20,000, and rent expense of $22,000 on newly established laboratory. Research and development expenses for 2003 increased by $147,000, or 9.9%, to $1,628,000 from $1,481,000 for 2002 due principally to wages and fringe benefits for newly hired laboratory technicians.

         Amortization expense. Amortization expense of $195,000 was the same for all of years 2004, 2003 and 2002.

         Total operating expenses. Total operating expenses for 2004 increased by $852,000, or 13.0%, to $7,410,000 from $6,558,000 for 2003 as a result of the factors described above. Total operating expenses for 2003 increased by $366,000, or 5.9%, to $6,558,000 from $6,192,000 for 2002 as a result of the factors described above.

Interest expense, net. Interest expense, net increased by $31,000 to $218,000 in 2004 from $187,000 in 2003 due principally to a higher level of borrowing under our 2002 revolving credit facility and higher interest rates on such credit facility and under our IDA Bond financing. Interest expense for 2003 increased by $6,000, or 3.3%, to $187,000 due principally to higher levels of outstanding borrowing under our revolving credit facility, partially offset by lower interest rates on our IDA Bond financing.

Tax Benefit. Tax benefits for years 2004, 2003 and 2002 represent tax refunds received from prior years amended tax returns, partially offset by provisions for state franchise taxes and Federal alternative minimum tax. There were no Federal income tax provisions for 2004, 2003 and 2002 since we had available net operating loss carryforwards for which valuation allowances have been recorded.

Minority interest. Minority interest in 2004 and 2003 of $(24,000) and $32,000 respectively, relates to net (loss) income allocated to minority shareholders of our overseas business venture. No such minority interest existed in 2002.

Net loss. Net loss was $1,266,000 for 2004 and $546,000 for 2003.

Foreign Operations

         Approximately 10% of our net sales for both years ended December 31, 2004 and 2003, respectively, were derived from sales denominated in foreign currencies, principally in Canada. The effect of foreign currency exchange rate fluctuations on such sales is largely offset to the extent expenses of our international operations are incurred and paid for in the same currencies as those of our sales.

Export Sales

         For the years ended December 31, 2004 and 2003, export sales were approximately 36% and 30%, respectively, of total net sales. Our export sales are made to entities located primarily in Canada and Central and South America. Receivables from such foreign sales at December 31, 2004 and 2003 amounted to approximately 57% and 53%, respectively, of total accounts receivable.

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

Liquidity and Capital Resources

         Historically, our financing needs have been met through issuance of equity and debt securities and commercial bank loans. In April 2002, we entered into a five-year term Loan and Security Agreement with a lender which replaced the revolving credit facility entered into in 1999. We call this new revolving credit facility the 2002 Credit Facility. The maximum line of credit under the 2002 Credit Facility was initially set at $3,000,000 which was increased to $3,500,000 at our option in June 2004.

         In January 2005, we amended the 2002 Credit Facility to provide additional borrowing up to $2,000,000 in the form of a term loan, modified the financial covenants and extended the maturity date to April 2008. Borrowing under the term loan shall be repaid based on a 48 month amortization schedule bearing the same interest rate as the 2002 Credit Facility.

         Outstanding borrowings under the 2002 Credit Facility bear interest at a rate equal to a prime lending rate plus one-quarter of a percentage point (5.25% at December 31, 2004). Borrowings under the 2002 Credit Facility are subject to certain eligibility requirements relating to our receivables and inventories. Outstanding borrowings are secured by substantially all of our assets, including our product formulations. We must comply with certain financial and other covenants contained in the Loan and Security Agreement which was amended in January 2005, including maintaining tangible net worth of at least $2,392,000 at December 31, 2004 and minimum levels on a quarterly basis thereafter, not exceeding a cash flow loss of $1,025,000 in 2004 and achieving annual cash flow, as defined, of at least $1.00 for each year thereafter, and incurring expenditures for capital assets of not more than $500,000 for each year. Our subsidiaries have guaranteed our obligations under the 2002 Credit Facility. Borrowings under the 2002 Credit Facility at December 31, 2004 were approximately $2,826,000 and $559,000 was available for additional borrowings in accordance with the terms of the 2002 Credit Facility.

         In January 2002, we purchased the facility (which we had previously leased) for $1,500,000, transferred it to the Town of Babylon Industrial Development Agency, and then leased the facility from such agency for a term which expires on December 1, 2021. Upon expiration of the lease term, we are entitled to repurchase the facility for a nominal sum. The purchase was financed through the issuance of Industrial Development Agency Revenue Bonds ("IDA Bonds"). The principal amount of the IDA Bonds, $2,200,000, was used to finance the purchase of the building plus closing costs and future expenditures for building improvements and capital equipment. The financing is structured as a monthly variable rate demand revenue bond secured by a letter of credit with Wells Fargo Bank NA. The interest rate for the month of December 2004 was 4.0% per annum, including the letter of credit fee. The interest rate is reset monthly based on market conditions and the IDA Bonds mature in January 2022. In December 2004 and December 2003, we made annual principal installment payments of $80,000 in each of those years.

         At December 31, 2004, our working capital decreased by $1,060,000, or 35.9%, to $1,890,000 from $2,950,000 at December 31, 2003 due principally to increased borrowing under our revolving credit facility primarily to fund our loss for year 2004.

         At December 31, 2004, our contractual cash obligations and commitments relating to our debt obligations and lease payments during the next five years are as follows:


             Contractual
             Obligations                       Less than 1-year      1-3 years      4-5 years     Thereafter          Total
             -----------                       ----------------      ---------      ---------     ----------          -----
             Operating leases .................    $ 136,159         $ 126,886     $   12,948     $        -      $ 275,993
             Capital leases ....................      90,790            93,768         17,776              -        202,334
             2002 Credit Facility (*) ........             -                 -      2,825,973              -      2,825,973
             Long-term debt ..................        85,000           175,000        195,000      1,515,000      1,970,000
                                                   ---------         ---------     ----------     ----------      ----------

                    Total                          $ 311,949         $ 395,654     $3,051,697     $1,515,000      $5,274,300
                                                   =========         =========     ==========     ==========      ==========

             (*) The 2002 Credit Facility matures in April 2008.

         We believe that the existing cash balances together with cash generated from operations and amounts available under the 2002 Credit Facility will be sufficient to meet our projected working capital and other cash flow requirements for the foreseeable future.

Recent Accounting Pronouncements

   In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), "Shared-Based Payment." Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees," which was permitted under Statement 123, as originally issued.


   The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.


   Statement 123(R) is effective for public companies that t file as small business issuers as of the beginning of the first interim or annual reporting period that begins afterDecember 15, 2005 (i.e., first quarter 2006 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company has not yet evaluated the impact of adoption of this pronouncement, which must be adopted in the first quarter of fiscal year 2006.


   In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures three classes of freestanding financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003, nor does it currently hold any significant financial instruments within its scope.


   In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. In December 2003, the FASB issued FIN 46R. It changed the effective date for interests in special-purpose entities for periods ending after December 15, 2003, and for all other types of entities for periods ending after March 15, 2004. The adoption of FIN 46R did not have a material impact on our consolidated financial statements.



ITEM 7   FINANCIAL STATEMENTS

         Our audited consolidated financial statements for the years ended December 31, 2004 and 2003 begin on page F-1 of this Annual Report on Form 10-KSB.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A  CONTROLS AND PROCEDURES

         We evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to us which is required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls during our most recent fiscal quarter.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Concerning our Board of Directors and Executive Officers

         The following table sets forth certain information, as of March 15, 2005, concerning our directors and executive officers:

      Name                               Age     Positions with the Company
      ----                               ---     --------------------------

      Philip Rosner ..................    69     Chairman of the Board of Directors and Chief Executive Officer
      A. Gary Frumberg ...............    71     Director and Executive Vice President
      Joseph A. Gemmo ................    59     Vice President, Chief Financial Officer, Secretary and Treasurer
      Ronald J. Dintemann ............    61     Vice President Operations
      Harvey Farber ..................    64     Senior Vice President-Flavor Division
      Sean Deson .....................    41     Director
      Werner F. Hiller ...............    68     Director
      Irwin D. Simon .................    46     Director

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

         Sean Deson has been a Director of our company since June 1998. Mr. Deson is currently the Managing Partner of Deson Ventures, a private equity investment firm, Managing Director of Deson & Co., a NASD Broker-Dealer, and Managing Member of Treeline Investment Partners, a registered investment advisor and hedge fund. Prior thereto, Mr. Deson was a Senior Vice President in the Investment Banking Division of Donaldson, Lufkin & Jenrette Securities Corporation, or DLJ. Mr. Deson served in various capacities at DLJ since 1990, primarily as an advisor, financier and investor. Mr. Deson also serves as the Chairman and CEO of ActiveWorlds, Inc., a company quoted on the OTC Bulletin Board, Chariman of e-Centives, Inc. a company quoted on the Swiss Exchange, and a Director of SystemsFusion, Fastxchange and Liquidxs.

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

         We maintain a $1,000,000 key man life insurance policy on the life of Philip Rosner, our Chairman and Chief Executive Officer, in which we are the beneficiary. Any cash surrender values on this policy is not material.

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

         Audit Committee. The Audit Committee recommends to the Board of Directors the firm to be selected each year as independent auditors of our financial statements and to perform services related to such audit. The Audit Committee also has responsibility for:

          |X| approval of and reviewing the scope and results of the audit with the independent auditors and related fees,

          |X| reviewing our financial condition and results of operations with management,

          |X| considering the adequacy of the internal accounting, bookkeeping and control procedures, and

          |X| reviewing any non-audit services and special engagements to be performed by the independent auditors and considering the effect of such performance on the auditors' independence.

         The current members of the Audit Committee are Messrs. Deson and Hiller and both are independent directors and are financial experts based on their past business experiences as disclosed elsewhere in ITEM 9 of this Form 10-KSB.

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

Director Compensation

         During 2004 and 2003, each of our non-employee directors was paid a $20,000 annual fee plus $500 for each formal meeting attended. Alternatively, an outside director may, at his option and in lieu of such cash remuneration, elect to receive a non-qualified stock option grant for such earned fees. In addition, directors are reimbursed for reasonable expenses actually incurred in connection with attending each formal meeting of the Board of Directors or any committee thereof. Our outside directors currently are Messrs. Deson, Hiller and Simon.

Statement of Corporate Governance Practices

         We are organized under the laws of the State of Delaware, and therefore subject to that State's laws and principles of corporate governance. We are of the opinion that our approach to corporate governance is in compliance in all material respects with Delaware law.

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

Compliance With Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our Common Stock (collectively, the "Reporting Persons") file with the Securities and Exchange Commission (the "Commission") (and, if such security is listed on a national securities exchange, with such exchange) various reports as to their ownership of and activities relating to such Common Stock. Such Reporting Persons are required by Commission regulations to furnish us with copies of all Section 16 (a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from Reporting Persons, and without conducting any independent investigation of our own, in 2004, all Forms 3, 4 and 5 were timely filed with the Commission by such Reporting Person.

Code of Ethics

         We have adopted a Code of Business Conduct and Ethics in compliance with Item 406 of Regulations S-B that applies to our Chief Executive Officer and Chief Financial Officer. Our Code of Business Conduct and Ethics is posted on our website, www.tffi.com, under the "Corporate Responsibility-Corporate Governance" caption. We intend to disclose on our website any amendments to, or waiver of, a provision of the Code of Business Conduct and Ethics that applies to our Chief Executive Officer and our Chief Financial Officer.

ITEM 10  EXECUTIVE COMPENSATION

         The following summary compensation table sets forth the aggregate compensation paid to or earned by our Chairman of the Board and Chief Executive Officer and the other four most highly compensated executive officers of our company (other than the Chairman of the Board and Chief Executive Officer) whose total annual salaries and bonuses exceeded $100,000 for the year ended December 31, 2004 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                             Annual Compensation
                                                           --------------------------------------------------------     Awards:
                                                                                                                      Securities
                                                                                                   Other Annual       Underlying
Name and Principal Position                       Year          Salary             Bonus         Compensation (1)    Options/SARs
---------------------------                       ----          ------             -----         ----------------    ------------
Philip Rosner...............................      2004         $268,000           $38,973(2)         $19,006          50,000 (4)
Chairman of the Board and Chief Executive         2003          275,000            20,000(2)          20,826               -
Officer                                           2002          243,338            60,000(3)           8,424               -

A. Gary Frumberg............................      2004          250,000            14,074(2)          10,016          30,000 (5)
Director and Executive Vice President             2003          250,000             6,500(2)           9,755               -
                                                  2002          224,952            30,000(3)          10,692

Harvey Farber...............................      2004          183,600                 -              4,403            5,000 (6)
Senior Vice President-Flavor Division             2003          183,600                 -              4,201                -
                                                  2002          174,825            12,000              3,437                -

Ronald J. Dintemann.........................      2004          159,500                 -             12,500           85,000 (7)
Vice President-Operations                         2003          159,500                 -             12,499                -
                                                  2002          151,842            11,000             12,329           25,000(8)

Joseph A. Gemmo.............................      2004          159,500                 -              5,715           10,000 (9)
Vice President, Chief Financial Officer,          2003          159,500                 -              5,897                -
Secretary and Treasurer                           2002          146,219            11,000              6,313                -

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

(4)  Represents five-year stock options to purchase 50,000 shares of our Common
     Stock granted in November 2004 under our 1999 Stock Option Plan at an exercise price of $.84 per share.

(5)  Represents five-year stock options to purchase 30,000 shares of our Common
     Stock granted in November 2004 under our 1999 Stock Option Plan at an exercise price of $.84 per share.

(6)  Represents ten-year stock options to purchase 5,000 shares of our Common
     Stock granted in November 2004 under our 1999 Stock Option Plan at a exercise price of $.76 per share.

(7)  Represents ten-year stock options to purchase 75,000 shares of our Common
     Stock granted in April 2004 under our 1999 Stock Option Plan at an exercise price of $.71 per share and 10,000 shares of our Common Stock granted in November 2004 under our 1999 Stock Option Plan at an exercise price of $.76 per share.

(8)  Represents ten-year stock options to purchase 25,000 shares of our Common
     Stock granted in May 2002 under our 1999 Stock Option Plan at an exercise price of $1.05 per share.

(9)  Represents ten-year stock options to purchase 10,000 shares of our Common
     Stock granted in November 2004 under our 1999 Stock Option Plan at an exercise price of $.76 per share.


Stock Option Grants in 2004

         The following table sets forth certain information concerning individual stock option grants during the year ended December 31, 2004 to the Named Executive Officers.

                                       Number of             % of Total
                                       Securities           Options/SARs
                                       Underlying            Granted to
                                      Options/SARs          Employees in           Exercise Price            Expiration
     Name                               Granted             Fiscal Year              Per Share                  Date
     ----                             ------------          ------------           --------------            ----------
     Philip Rosner                       50,000                 24%                     $.84                  11/22/09
     A. Gary Frumberg                    30,000                 14%                      .84                  11/22/09
     Harvey Farber                        5,000                  2%                      .76                  11/22/14
     Ronald J. Dintemann                 85,000                 40%                  .71-.76                  11/22/14
     Joseph A. Gemmo                     10,000                  5%                      .76                  11/22/14

Aggregate Stock Option Exercises in 2004 and 2004 Year-End Stock Option Values

         The following table provides certain information concerning each exercise of stock options during the year ended December 31, 2004 by each of the Named Executive Officers and the year-end value of unexercised stock options. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.

                                Number of                           Number of Unexercised            Value of Unexercised
                                 Shares                                  Options at                 In-the-Money Options at
                               Acquired on         Value              December 31, 2004                December 31, 2004
  Name                          Exercise        Realized ($)      Exercisable/Unexercisable      Exercisable/Unexercisable (1)
  ----                          --------        ------------      -------------------------      -----------------------------

  Philip Rosner ...........           -                -                 200,000/50,000                   $21,000/$12,500
  A. Gary Frumberg .....              -                -                 150,000/30,000                    21,000/7,500
  Harvey Farber ..........            -                -                  96,667/13,333                      4,967/333
  Ronald J. Dintemann ..              -                -                  61,667/93,333                     4,967/1,983
  Joseph A. Gemmo .....               -                -                 220,000/10,000                     8,800/3,300


(1) Value of unexercised "in-the-money" options is equal to the difference between the closing per share price of our Common Stock on the AMEX at December 31, 2004 ($1.09) and the option exercise price per share multiplied by the number of shares subject to options.

Employment Agreements

         In May 2002, we entered into three-year employment agreements with each of the Company's five Named Executive Officers containing terms and conditions which are, except for the respective amounts of salary compensation, substantially similar. The employment agreements provide for the respective annual base salaries for each Named Executive Officer, as in effect as of the date of his employment agreement, which may be increased by the Board of Directors at any time, and that each such officer shall be entitled to bonuses or other forms of incentive compensation pursuant to the Company's Management Incentive Plan subject to the discretion of the Board of Directors. The employment agreements contain, among other things, customary noncompetition and confidentiality provisions. Under the employment agreements, each Named Executive Officer is also entitled to (i) participate in all fringe benefit programs provided by the Company to its executive officers and (ii) provision of an automobile with a lease value of up to $900 per month and reimbursement for related automotive expenses in accordance with the Company's requirements and established practices. Effective January 1, 2003, the annual base salary for each Named Executive Officer was increased to the following amounts: Philip Rosner, Chairman and Chief Executive Officer, $275,000; A. Gary Frumberg, Executive Vice President, $250,000; Harvey Farber, Senior Vice President-Flavor Division, $183,600; Ronald J. Dintemann, Vice President Operations, $159,500; and Joseph A. Gemmo, Vice President and Chief Financial Officer, $159,500. In January 2005, such employment agreements were automatically extended for an additional one year term through April 2006.

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

         If prior to the expiration of an employment agreement term, but following or in connection with, as a result of or in anticipation of a Change of Control (as defined) of the Company or Potential Change of Control (as defined) of the Company, a Named Executive Officer's employment is terminated by the Company without Cause or by such officer for Good Reason (as defined), the Company shall pay the officer as severance in a lump sum within 30 days after the termination date (i) all amounts of his salary for the entirety of the portion of the term which remains after the termination date and (ii) an amount equal to six months to two years, depending upon the Executive Officer, of their salary. In addition, the Company shall, at its expense, continue to provide such officer with all medical benefits for the remainder of the employment agreement term.

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

         As of March 15, 2005, options to purchase an aggregate of 308,500 shares of our Common Stock were outstanding under the 1993 Stock Option Plan.

1996, 1999 and 2004 Stock Option Plans

         In April 2004, the Board of Directors adopted, and in July 2004, the stockholders approved, the 2004 Stock Option Plan. In May 1999, our Board of Directors adopted, and in June 1999, the stockholders approved, the 1999 Stock Option Plan. In October 1996, our Board of Directors adopted, and the stockholders approved, the 1996 Stock Option Plan.

         The maximum number of shares of our Common Stock that may be subject to options under each of the 1996, 1999 and 2004 Stock Option Plans may not exceed an aggregate of 1,000,000 shares. This number may be adjusted in certain events, such as a stock split, reorganization or recapitalization. Our employees (including officers and directors who are employees) and employees of our company's subsidiaries are eligible for the grant of incentive options under the 1996, 1999 and 2004 Stock Option Plans. Directors who are not employees are not eligible to receive incentive stock options, but may receive non-qualified options. Options may also be granted to other persons, provided that such options are non-qualified options. In the event of incentive options, the aggregate fair value of our Common Stock with respect to which such options become first exercisable by the holder during any calendar year cannot exceed $100,000. This limit does not apply to non-qualified options. To the extent an option that otherwise would be an incentive option exceeds this $100,000 threshold, it will be treated as a non-qualified option.

         In the case of an incentive option, the exercise price cannot be less than the fair value (as defined in the 1996, 1999 and 2004 Stock Option Plans) of our Common Stock on the date the option is granted and, if an optionee is a stockholder who beneficially owns 10% or more of our outstanding Common Stock, the exercise price of incentive options may not be less than 110% of the fair value of our Common Stock. The term of an option cannot exceed ten years and, in the case of an optionee who owns 10% or more of the outstanding Common Stock, cannot exceed five years.

         The 1996, 1999 and 2004 Stock Option Plans will terminate automatically and no options may be granted more than ten years after the dates the 1996, 1999 and 2004 Stock Option Plans, respectively, were approved by our Board of Directors. The 1996, 1999 and 2004 Stock Option Plans may be terminated at any prior time by the Board of Directors. Termination of the 1996, 1999 and 2004 Stock Option Plans will not affect options that were granted prior to the termination date.

         As of March 15, 2005, options to purchase an aggregate of 970,629 and 891,000 shares of our Common Stock were outstanding under the 1996 and 1999 Stock Option Plans, respectively, and an aggregate of 1,112,288 shares were reserved for the future issuance of stock options. No grants were made under the 2004 Stock Option Plan.

Management Incentive Plan

         In 2004 and 2003, we had in effect a management incentive plan for corporate officers and key management employees for the purpose of awarding cash and stock bonuses based on the achievement of certain predetermined goals. These goals are established for each participant in the plan and are set by our Compensation Committee prior to the beginning of the year. These goals are based on a participant's performance and may relate to a variety of factors reflecting our objectives and performance and a participant's ability to contribute to the overall success of our company within the context of the purposes of the plan, our business plan and the aspects of our business which the participant's duties involve.

         Bonuses awarded pursuant to the plan are based on a percentage of each participant's base salary and the overall performance of our company during the year. However, the amount of any award to a participant for any year shall not exceed 50% of the participant's base salary, in the case of a participant who is a corporate officer of our Company, or 25% of base salary, in the case of a participant who is a key management employee. Further, if the aggregate amount of all awards under the plan exceeds 10% of our net income for a particular year, each award shall be proportionately reduced so that the aggregate amount of all such awards does not exceed 10% of our net income for the year. No such bonuses were awarded in 2004 and 2003 under this Plan

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 15, 2005 regarding the beneficial ownership of our Common Stock by (a) each person known by us to own beneficially more than 5% of our Common Stock, (b) each of our directors, (c) each of our Named Executive Officers, and (d) all of our executive officers and directors as a group (eight persons):

                                                                                                           Percentage
  Name                                                                     Number of Shares               Beneficially
  ----                                                                  Beneficially Owned (1)                Owned
                                                                        ----------------------            ------------
  Philip Rosner (2) ..........................................                 2,310,009   (3)(4)              17.7%
  A. Gary Frumberg (2) .......................................                 1,434,674   (5)                 11.0%
  Richard R. Higgins .........................................                   750,000                        5.8%
  Sean Deson (2) .............................................                   344,231   (6)(7)(8)(10)        2.6%
  Werner F. Hiller (2) .......................................                   313,984   (6)(8)(9)(10)        2.4%
  Irwin D. Simon (2) .........................................                   233,333   (6)(8)(9)            1.8%
  Ronald J. Dintemann (2) ....................................                    80,778   (11)(12)             (*)
  Harvey F. Farber (2) .......................................                   104,267   (12)(13)             (*)
  Joseph A. Gemmo (2) ........................................                   226,100   (14)                 1.7%
  All directors and executive officers as a group (eight persons)              5,047,376                       35.1%

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

(2) The business address of each of Messrs. Rosner, Frumberg, Dintemann, Farber and Gemmo is c/o Technology Flavors & Fragrances, Inc., 10 Edison Street East, Amityville, New York 11701. The business address of Mr. Deson is c/o Baytree Capital, 40 Wall Street, 58th Floor, New York, NY 10005. The business address of Mr. Hiller is 248 Locha Drive, Jupiter, Fl 33458. The business address of Mr. Simon is c/o The Hain Celestial Group, Inc., 58 South Service Road, Melville, NY 11747.

(3) Includes five-year options to purchase an aggregate of 200,000 shares of our Common Stock granted to Mr. Rosner in May 2001 and October 2001 which are fully vested and excludes options to purchase 50,000 shares of our Common Stock granted in November 2004 that have not yet vested. Of such unvested options, 16,667 shares will vest in each of years 2005 and 2006 and 16,666 shares will vest in 2007.

(4) Includes 36,438 shares of our Common Stock owned by Mr. Rosner's wife. Mr. Rosner disclaims beneficial ownership of the shares owned by his wife.

(5) Includes five-year options to purchase an aggregate of 150,000 shares of our Common Stock granted to Mr. Frumberg in May 2001 and October 2001 which are fully vested and excludes options to purchase 30,000 shares of our Common Stock granted in November 2004 that have not yet vested. Of such unvested options, 10,000 shares will vest in each of years 2005, 2006 and 2007.

(6) Includes ten-year options to purchase 100,000 shares of our Common Stock granted to each of Messrs. Deson, Hiller and Simon in June 1999 which are fully vested.

(7) Includes ten-year options to purchase 200,000 shares of our Common Stock granted to Mr. Deson in June 1998 and an aggregate of 10,898 shares granted in 1999 which are fully vested.

(8) Includes ten-year options to purchase 33,333 shares of our Common Stock granted to each of Messrs. Deson, Hiller and Simon in May 2002 which are fully vested and excludes options to purchase 16,667 shares of our Common Stock to each that have not yet vested. Such unvested options will vest in 2005.

(9) Includes ten-year options to purchase 100,000 shares of our Common Stock granted to each of Messrs. Hiller and Simon in January 1998 which are fully vested.

(10) Includes ten-year options to purchase 6,731 shares of our Common Stock granted to each of Messrs. Deson and Hiller in April 1999 and 4,167 shares granted to Mr. Deson in October 1999 which are fully vested.

(11) Includes ten-year options to purchase an aggregate of 45,000 shares of our Common Stock granted to Mr. Dintemann in June 1997 and April 1999 which are fully vested and excludes options to purchase 75,000 shares granted in April 2004 and 10,000 shares granted in November 2004 that have not yet vested. Of such unvested options, 28,333 shares will vest in each of years 2005 and 2006 and 28,334 shares will vest in 2007.

(12) Includes ten-year options to purchase 16,667 shares of our Common Stock granted to each of Messrs. Dintemann and Farber in May 2002 which are fully vested and excludes options to purchase 8,333 shares of our Common Stock to each that have not yet vested. Such unvested options will vest in 2005.

(13) Includes ten-year options to purchase an aggregate of 80,000 shares of our Common Stock granted to Mr. Farber in January 1996, February 1997 and April 1999 which are fully vested and excludes options to purchase 5,000 shares granted in November 2004 that have not yet vested. Of such unvested options, 1,667 will vest in each of years 2005 and 2006 and 1,666 will vest in 2007.

(14) Includes ten-year options to purchase an aggregate of 220,000 shares of our Common Stock granted to Mr. Gemmo in February 1997, December 1997, April 1999 and May 2001 which are fully vested and excludes options to purchase 10,000 shares granted in November 2004 that have not yet vested. Of such unvested options, 3,333 shares will vest in each of years 2005 and 2006 and 3,334 will vest in 2007.

Equity Compensation Plan Information

         The following table sets forth information about our Common Stock as of December 31, 2004 that may be issued upon exercise of options, warrants and other rights under our equity compensation plans as of December 31, 2004. All of our equity compensation plans have been approved by our stockholders.


                                                                                               Number of Shares Remaining
                                                                                                  Available for Future
                                     Number of Shares to be          Weighted Average            Issuance under Equity
                                    Issued upon Exercise of          Exercise Price of             Compensation Plans
                                      Outstanding Options           Outstanding Options       (excluding shares reflected
Plan Category                                 (a)                           (b)                      in column [a])
-------------                                                                                              (c)
                                  -----------------------------    ----------------------     -----------------------------
Equity compensation plans
approved by shareholders                   2,170,129                       $1.11                       3,282,417

Equity compensation plan not
approved by shareholders                       -                             -                             -
                                  -----------------------------    ----------------------     -----------------------------

     Total                                 2,170,129                       $1.11                       3,282,417
                                  =============================    ======================     =============================

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 2004 and 2003, we sold flavor products to The Hain Celestial Group, Inc. ("Hain") and/or their designated co-packer. Irwin D. Simon, a director of our company, is the Chairman, President and Chief Executive Officer of Hain. Our sales to Hain totaled approximately $859,000 in 2004 and $1,003,000 in 2003. We believe such sales were made on arms-length terms and conditions and at competitive prices.

         In 2004 and 2003, we sold fragrance products to Scent-A-Vision, Inc., a company owned by Ms. Sharon Christie who is the spouse of Mr. Philip Rosner, our Chairman and Chief Executive Officer. Our sales to Scent-A-Vision for years 2004 and 2003 were approximately $157,000 and $109,000, respectively, which we believe were competitive with other available sources for such fragrance products.

         During 2004 and 2003, there existed certain loans outstanding with two of our executive officers classified as "Notes receivable from related parties." Such loans were fully paid in December 2004.

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

        10.12  Guaranty Agreement dated as of January 1, 2002 from us to Wells Fargo Credit, Inc., Wells
               Fargo Bank, National Association and the Bank of New York (filed as Exhibit 10.5 to Form
               8-K, Current Report of our company, filed with the Commission on January 15, 2002).
        10.13  Mortgage, Security Agreement, Fixture Filing and Assignment of Leases and Rents, dated as of January 1, 2002, from us and Town of Babylon Industrial Development Agency to Wells
               Fargo Credit, Inc. (filed as Exhibit 10.6 to Form 8-K, Current Report of our company, filed with the Commission on January 15, 2002).
        10.14  Indenture of Trust dated as of January 1, 2002, from Town of Babylon Industrial
               Development Agency to the Bank of New York (filed as Exhibit 10.7 to Form 8-K, Current
               Report of our company, filed with the Commission on January 15, 2002).
        10.15  Amended and Restated Loan and Security Agreement, dated April 25, 2002, between us and
               Wells Fargo Credit, Inc. (filed as Exhibit 11.1 to Form 10-QSB, Current Report of our company, filed with the Commission on July 31, 2002).
        10.16  Executive Employment Agreements, dated May 17, 2002, between us and Messrs. Rosner,
               Frumberg, Gemmo, Dintemann and Farber (filed as Exhibit 11.2, 11.3, 11.4, 11.5 and 11.6 to Form 10-QSB, Current Report of our company, filed with the Commission on July 31,
               2002).
        10.17  2004 Stock Option Plan (incorporated by reference from our 2004 definitive proxy statement with respect to our 2004 Annual Meeting of Stockholders, held July 27, 2004, as filed with the commission on June 4, 2004).
         21.1  Subsidiaries (filed as Exhibit 21.1 to Form 10-KSB, Annual Report of our company for the year ended December 31, 2000 and incorporated herein by reference).
         *31.1 Certification of the Company's Chairman and Chief Executive Officer pursuant to Rule 13a-
               14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002.
         *31.2 Certification of the Company's Chief Financial Officer pursuant to Rule 13a-14 of the
               Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002.
         *32.1 Certification of the Company's Chairman and Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         *32.2 Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         *99.1 Written Statement of Chief Executive Officer and Chief Financial Officer.

     (A) Incorporated by reference to our Registration Statement on Form 10-SB (File No. 0-26682) filed with the Commission on August 28, 1995.

     *Filed in this Annual Report on Form 10-KSB.

         (b) Reports on Form 8-K.
             Reports on Form 8-K filed by the Company during the last quarter of the period covered by this Annual Report on Form 10-KSB was a report filed on November 15, 2004 in respect of Items 2.02, 7.01 and 9.01 of such Form 8-K.


ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this Item will appear under the heading "Corporate Governance-Independent Auditor's Fees and Services" in our Proxy Statement which section is incorporated herein by reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, we have caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                             TECHNOLOGY FLAVORS & FRAGRANCES, INC.

Dated: March 15, 2005        By:               /s/ JOSEPH A. GEMMO
                                ------------------------------------------------
                                                 Joseph A. Gemmo
                                      Vice President and Chief Financial Officer


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                        Title                                           Date

     /s/ PHILIP ROSNER               Chairman of the Board, Chief Executive Officer and            March 15, 2005
----------------------------         Director (Principal Executive Officer)
       Philip Rosner

     /s/ A.GARY FRUMBERG             Executive Vice President and Director                         March 15, 2005
----------------------------
       A. Gary Frumberg

     /s/ JOSEPH A. GEMMO             Vice President, Chief Financial Officer, Secretary and        March 15, 2005
----------------------------         Treasurer (Principal Financial and Accounting Officer)
        Joseph A. Gemmo

     /s/ SEAN DESON                  Director                                                      March 15, 2005
----------------------------
        Sean Deson

     /s/ WERNER F. HILLER            Director                                                      March 15, 2005
----------------------------
        Werner F. Hiller

     /s/ IRWIN D. SIMON              Director                                                      March 15, 2005
----------------------------
       Irwin D. Simon

                          INDEX TO FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----

   Report of Independent Registered Public Accounting Firm                F-2


   Consolidated Balance Sheets as of December 31, 2004 and 2003           F-3


   Consolidated Statements of Operations for the Years Ended
   December 31, 2004 and 2003                                             F-4


   Consolidated Statements of Stockholders' Equity for the Years
   Ended December 31, 2004 and 2003                                       F-5


   Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2004 and 2003                                             F-6


   Notes to Consolidated Financial Statements for the Years Ended
   December 31, 2004 and 2003                                             F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Technology Flavors & Fragrances, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Technology Flavors & Fragrances, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technology Flavors & Fragrances, Inc. and Subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



                                                            /s/ BDO SEIDMAN, LLP



Melville, New York
March 21, 2005

                              Technology Flavors & Fragrances, Inc.

                                   Consolidated  Balance Sheets


                                                                        At December 31,

                                                             -------------------------------------
                                                                   2004                2003
                                                             -----------------   -----------------
                       ASSETS
Current assets:
  Cash and cash equivalents                                          $223,529            $112,365
  Receivables (Note 3)                                              2,761,470           3,121,704
  Inventories (Note 4)                                              4,386,925           3,799,534
  Prepaid expenses and other current assets                            38,008             116,968
                                                             -----------------   -----------------

    Total current assets                                            7,409,932           7,150,571

Fixed assets, net (Note 5)                                          2,365,394           2,235,716
Intangible assets, net (Note 6)                                       121,616             283,771
Other assets                                                          582,222             668,104
Notes receivable from related parties (Note 7)                             --              53,047
                                                             -----------------   -----------------

    Total assets                                                  $10,479,164         $10,391,209
                                                             =================   =================

                       LIABILITIES

Current liabilities:
  Accounts payable                                                 $2,089,632          $1,812,247
  Accrued expenses                                                    450,505             460,899
  Revolving credit facility (Note 8)                                2,825,973           1,778,840
  Current portion of long-term debt (Note 9)                           85,000              80,000
  Current portion of capital lease obligations (Note 11)               77,970              69,069
                                                             -----------------   -----------------

    Total current liabilities                                       5,529,080           4,201,055

Long-term debt, less current portion (Note 9)                       1,885,000           1,970,000

Capital lease obligations, less current portion (Note 11)             101,222              75,402
                                                             -----------------   -----------------
                                                                    7,515,302           6,246,457
Minority interest (Note 12)                                            (8,762)             31,690
Commitments and contingencies (Notes 11, 14 and 15)

                       STOCKHOLDERS' EQUITY

Common stock: (Note 13)
  $ .01 par value, authorized 20,000,000 shares, issued
  13,044,473 shares in 2004 and 13,004,473 in 2003                    130,445             130,045
Paid-in capital                                                    10,387,272          10,365,272
Accumulated deficit                                                (7,505,779)         (6,239,615)
Treasury stock at cost - 210,700 shares of common                    (205,097)           (205,097)
Accumulated comprehensive gain - foreign
  currency translation                                                165,783              62,457
                                                             -----------------   -----------------

    Total stockholders' equity                                      2,972,624           4,113,062
                                                             -----------------   -----------------

    Total liabilities and stockholders' equity                    $10,479,164         $10,391,209
                                                             =================   =================

                                     See accompanying notes.

                               Technology Flavors & Fragrances, Inc.
                               Consolidated Statements of Operations


                                                              For the years ended December 31,
                                                        -------------------------------------------
                                                               2004                   2003
                                                        -------------------    --------------------

 Net sales                                                     $16,047,233             $15,587,285
 Cost of sales                                                   9,714,912               9,361,006
                                                        -------------------    --------------------

  Gross profit                                                   6,332,321               6,226,279
                                                        -------------------    --------------------

 Operating expenses:
  Selling                                                        3,130,603               2,936,161
  General and administrative                                     2,196,130               1,798,669
  Research and development                                       1,888,973               1,628,124
  Amortization                                                     195,000                 195,363
                                                        -------------------    --------------------

           Total operating expenses                              7,410,706               6,558,317
                                                        -------------------    --------------------

 Loss from operations                                           (1,078,385)               (332,038)

 Interest expense, net                                            (217,773)               (187,434)
                                                        -------------------    --------------------

 Loss before taxes and minority interest                        (1,296,158)               (519,472)

 Tax benefit (Note 10)                                               5,927                   5,164
                                                        -------------------    --------------------

 Loss before minority interest                                  (1,290,231)               (514,308)

 Minority interest (Note 12)                                        24,067                 (31,690)
                                                        -------------------    --------------------

 Net loss                                                      $(1,266,164)              $(545,998)
                                                        ===================    ====================

 Net loss per common share - basic and diluted                       $(.10)                  $(.04)
                                                        ===================    ====================

 Weighted average common shares outstanding:
  Basic                                                         12,800,440              12,793,773
                                                        ===================    ====================
  Diluted                                                       12,800,440              12,793,773
                                                        ===================    ====================


                                      See accompanying notes.

                                              Technology Flavors & Fragrances, Inc.
                                         Consolidated Statements of Stockholders' Equity
                                          For the years ended December 31, 2004 and 2003

                                                                                           Accumulated
                                    Common Stock        Paid-In    Accumulated  Treasury   Comprehensive             Comprehensive
                                  Shares     Amount     Capital      Deficit      Stock     Gain (Loss)     Total        Loss
                               ----------- --------- ------------ ------------ ---------- -------------- ----------- -------------
 Balance at January 1, 2003    13,004,473  $130,045  $10,365,272  ($5,693,617) ($205,097)     ($103,270) $4,493,333

 Foreign currency translation
    gain                                                                                        165,727     165,727      $165,727

 Net loss                                                            (545,998)                             (545,998)     (545,998)
                               --------------------- ------------ ------------ ---------- -------------- ----------- -------------

 Balance at December 31, 2003  13,004,473   130,045   10,365,272   (6,239,615)  (205,097)        62,457   4,113,062     ($380,271)
                                                                                                                     =============

 Issuance of common stock          40,000       400       22,000                                             22,400

 Foreign currency translation
    gain                                                                                        103,326     103,326      $103,326

 Net loss                                                          (1,266,164)                           (1,266,164)   (1,266,164)
                               --------------------- ------------ ------------ ---------- -------------- ----------- -------------

 Balance at December 31, 2004  13,044,473  $130,445  $10,387,272  ($7,505,779) ($205,097)      $165,783  $2,972,624   ($1,162,838)
                               ===================== ============ ============ ========== ============== =========== =============


                         Technology Flavors & Fragrances, Inc.
                         Consolidated Statements of Cash Flows

                                                               For the years ended
                                                                  December 31,
                                                         ------------------------------
                                                             2004            2003
                                                         --------------  --------------
Cash flows from operating activities:
Net loss                                                   $(1,266,164)      $(545,998)
Adjustments to reconcile net income to net cash
  used in operating activities:
      Depreciation and amortization                            443,858         466,020
      Minority interest                                        (24,067)         31,690
      Provision (recovery) for bad debts                       360,066         (20,000)
      Issuance of common stock for consulting services          22,400               -
      Changes in assets and liabilities:
      Accounts receivable                                      147,450         (23,688)
      Inventories                                             (561,784)       (337,644)
      Prepaid expenses and other current assets                 62,575          75,487
      Other assets                                             (43,029)       (242,704)
      Accounts payable                                         277,385          27,930
      Accrued expenses                                         (10,394)         (3,518)
                                                         --------------  --------------

      Net cash used in operating activities                   (591,704)       (572,425)
                                                         --------------  --------------

Cash flows from investing activities:
Purchase of fixed assets                                      (258,500)       (290,226)
Release of restricted cash                                           -         179,877
Repayment of notes receivable                                   53,047          24,473
                                                         --------------  --------------

      Net cash used in investing activities                   (205,453)        (85,876)
                                                         --------------  --------------

Cash flows from financing activities:
Repayment of long-term debt                                    (80,000)        (80,000)
Proceeds from revolving credit facility                     17,328,000      15,740,000
Repayment of revolving credit facility                     (16,280,867)    (14,934,498)
Payment of capital lease obligations                           (85,315)        (68,243)
                                                         --------------  --------------

      Net cash provided by financing activities                881,818         657,259
                                                         --------------  --------------
Effect of exchange rate changes on cash                         26,503           6,977
                                                         --------------  --------------
Increase in cash                                               111,164           5,935
Cash-beginning of period                                       112,365         106,430
                                                         --------------  --------------
Cash-end of year                                              $223,529        $112,365
                                                         ==============  ==============

Supplemental information:

Cash paid during the year for interest                        $229,824        $204,228

                                                         ==============  ==============
Cash received during the year for income tax refunds           $30,976          $1,000
                                                         ==============  ==============


Supplemental disclosures of non-cash investing and financing activities:
equipment acquired under capital lease obligations amounted to $120,036 in 2004 and none in 2003.


                                See accompanying notes.


                      Technology Flavors & Fragrances, Inc.
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2004 and 2003


1.  Description of Business

    Technology Flavors & Fragrances, Inc. (the "Company", "us", "we" or "our") is a manufacturer of flavor and fragrance products used to provide or enhance flavors or fragrances in a wide variety of consumer and industrial products.

2.  Summary of Significant Accounting Policies

Consolidation

   The accompanying consolidated financial statements include the accounts of the Company, our wholly-owned subsidiaries and our joint venture entity. All significant intercompany balances and transactions have been eliminated in consolidation.

Allowance for Doubtful Accounts

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

Fixed Assets

   Fixed assets, including assets acquired under capital leases, are recorded at cost and depreciated over their estimated useful lives or lease term, if shorter, ranging from 5 to 30 years, using the straight-line method. Maintenance and repairs are charged to expense as incurred and renewals and improvements, which extend the life of the assets, are capitalized.

Long-Lived Assets

   Amortization of intangible assets is provided using the straight-line method over the estimated useful lives of the assets of seven years. The carrying values of intangible and other long-lived assets are periodically reviewed to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair value. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. No such impairment existed at December 31, 2004.

Research and Development Costs

   Research and development costs are expensed as incurred.

                      Technology Flavors & Fragrances, Inc.
             Notes to Consolidated Financial Statements (Continued)
                 For the years ended December 31, 2004 and 2003


2. Summary of Significant Accounting Policies (Continued)

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

Earnings Per Share

   Basic net loss per share for years 2004 and 2003 was calculated using the weighted average number of shares of common stock outstanding during the year. Diluted net loss per share for 2004 and 2003 was calculated using the weighted average common and common stock equivalents that were outstanding during the year. The effect of common stock equivalents for 2004 (11,322 shares) and 2003 (30,563 shares) was anti-dilutive and, thus, diluted net loss per share for 2004 and 2003 is the same as basic earnings per share.

Revenue Recognition

   We recognize revenue when inventory is shipped and title legally transfers to the purchaser.

Advertising Costs

   We expense advertising costs as incurred. Advertising costs were approximately $20,000 in 2004 and $68,000 in 2003.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

   Cash and cash equivalents, notes receivable and long-term debt are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. We estimate the fair value of our fixed rate note receivable and long-term debt by using a discounted cash flow analysis. The net book value of these accounts approximate their fair value as of December 31, 2004.

Stock-based Compensation Plans

   We account for our stock option awards to employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. We make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." We have never granted options below market price on the date of grant. Refer to Note 13, Stock Based Compensation Plans for pro forma information used for the development of the data in the table that follows.

             Technology Flavors & Fragrances, Inc.
    Notes to Consolidated Financial Statements (Continued)
        For the years ended December 31, 2004 and 2003

                                                       December 31,              December 31,
                                                           2004                      2003
                                                           ----                      ----

       Net loss as reported                            $(1,266,164)              $ (545,998)

       Deduct: Total stock-based employee
          compensation expense determined under fair
          value method used                                (32,315)                (177,057)
                                                       -----------               ----------

       Net loss pro forma                             $ (1,298,479)              $ (723,055)
                                                      =============              ==========

       Net loss per share:
          Basic and diluted, as reported                  $(.10)                    $(.04)
                                                          ======                    ======

          Basic and diluted, pro forma                    $(.10)                    $(.06)
                                                          ======                    ======

Recent Accounting Pronouncements

   In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), "Shared-Based Payment." Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees," which was permitted under Statement 123, as originally issued.


   The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.


   Statement 123(R) is effective for public companies that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 (i.e., first quarter 2006 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company has not yet evaluated the impact of adoption of this pronouncement, which must be adopted in the first quarter of fiscal year 2006.


   In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures three classes of freestanding financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003, nor does it currently hold any significant financial instruments within its scope.


   In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. In December 2003, the FASB issued FIN 46R. It changed the effective date for interests in special-purpose entities for periods ending after December 15, 2003, and for all other types of entities for periods ending after March 15, 2004. The adoption of FIN 46R did not have a material impact on our consolidated financial statements.

Reclassifications

   Certain amounts as previously reported have been reclassified to conform to current year classifications.

                      Technology Flavors & Fragrances, Inc.
             Notes to Consolidated Financial Statements (Continued)
                 For the years ended December 31, 2004 and 2003

3. Receivables
                                                 December 31,   December 31,
                                                     2004              2003
                                                     ----             -----

Trade ........................................    $2,911,083      $3,167,302
Alcohol drawbacks ............................       214,293          77,589
Other ........................................        30,094           6,813
                                                  ----------      ----------
                                                   3,155,470       3,251,704
Allowance for doubtful accounts ..............      (394,000)       (130,000)
                                                  ----------      ----------
                                                  $2,761,470      $3,121,704
                                                  ==========      ==========

    Included within trade receivables at December 31, 2004 and 2003 is an amount due from a party related to our executive and principal stockholder in the amount of approximately $83,000 and $146,000, respectively.

4.   Inventories
                                                December 31,     December 31,
                                                    2004             2003
                                                    ----             ----

    Raw materials ..........................     $2,600,992       $2,380,744
    Finished goods .........................      1,785,933        1,418,790
                                                 ----------       ----------
                                                 $4,386,925       $3,799,534
                                                 ==========       ==========

5.   Fixed Assets
                                                                   Useful Lives       December 31,       December 31,
                                                                     in Years             2004               2003
                                                                     --------             ----               ----
  Land .................................................                 -             $ 340,000          $ 340,000
  Building ............................................                 30             1,170,400          1,170,400
  Machinery and equipment ...........................                  3-10            1,893,327          1,704,234
  Building   improvements (*) .......................                   30             1,112,339            992,278
  Furniture and fixtures ............................                  3-10              783,658            714,276
                                                                                      ----------         ----------
                                                                                       5,299,724          4,921,188
  Less: accumulated depreciation and amortization ...                                 (2,934,330)        (2,685,472)
                                                                                      ----------         ----------
                                                                                      $2,365,394         $2,235,716
                                                                                      ==========         ==========

     (*) Building improvements, prior to the purchase of our facility in January 2002 as described in Note 9, were being depreciated over the shorter of the lease term or the estimated useful life of the assets.

     Depreciation and amortization expense relating to fixed assets for the years ended December 31, 2004 and 2003 was approximately $249,000 and $271,000, respectively.

6.   Intangible Assets

                                                       December 31, 2004                        December 31, 2003
                                              ------------------------------------    --------------------------------------
                           Weighted average
                         amortization period      Gross carrying      Accumulated          Gross carrying     Accumulated
                                in years              amount          amortization             amount         amortization
                         -------------------      --------------      ------------         --------------     ------------
     Formulations ....              7               $1,048,979         $  936,589           $1,048,979          $786,734
     Customer lists ...             7                   86,105             76,879               86,105            64,579
                                                    ----------         ------------         ----------          --------
                                                    $1,135,084         $1,013,468           $1,135,084          $851,313
                                                    ==========         ==========           ==========          ========

     Amortization expense relating to intangible assets for the years ended December 31, 2004 and 2003 was approximately $162,000 for both years. Amortization expense will approximate $122,000 for year 2005. Intangible assets will be fully amortized by December 31, 2005.

                      Technology Flavors & Fragrances, Inc.
             Notes to Consolidated Financial Statements (Continued)
                 For the years ended December 31, 2004 and 2003


7.   Related Party Transactions

     In 2004 and 2003, we sold flavor products to The Hain Celestial Group, Inc. ("Hain") and/or their designated co-packer. Irwin D. Simon, a director of our company, is the Chairman, President and Chief Executive Officer of Hain. Our sales to Hain totaled approximately $859,000 in 2004 and $1,003,000 for 2003. We believe such sales were made on arms-length terms and conditions and at competitive prices.

         In 2004 and 2003, we sold fragrance products to Scent-A-Vision, Inc., a company owned by Ms. Sharon Christie who is the spouse of Mr. Philip Rosner, our Chairman and Chief Executive Officer. Our sales to Scent-A-Vision for years 2004 and 2003 were approximately $157,000 and $109,000, respectively, which we believe were competitive with other available sources for such fragrance products.

     During 2004 and 2003, there existed certain loans outstanding with two of our executive officers classified as "Notes receivable from related parties." Such loans were fully paid in December 2004.

8.   Revolving Credit Facility

     On April 25, 2002, we entered into a five-year term Loan and Security Agreement with a lender which replaced the revolving credit facility entered into in June 1999. We call this new revolving credit facility the 2002 Credit Facility. The maximum line of credit under the 2002 Credit Facility was initially set at $3,000,000 which was increased to $3,500,000 at our option in June 2004.

     In January 2005, we amended the 2002 Credit Facility to provide additional borrowing up to $2,000,000 in the form of a term loan, modified the financial covenants and extended the maturity date to April 2008. Borrowing under the term loan shall be repaid based on a 48 month amortization schedule bearing the same interest rate as the 2002 Credit Facility.

     Outstanding borrowing under the 2002 Credit Facility bear interest at a rate equal to a prime lending rate plus one-quarter of a percentage point (5.25% at December 31, 2004). Borrowings under the 2002 Credit Facility are subject to certain eligibility requirements relating to our receivables and inventories. Outstanding borrowing is secured by substantially all of our assets, including our product formulations. We must comply with certain financial and other covenants contained in the Loan and Security Agreement which was amended in January 2005, including maintaining tangible net worth of at least $2,392,000 at December 31, 2004 and minimum levels on a quarterly basis thereafter, not exceeding a cash loss of $1,025,000 in 2004 and achieving annual cash flow, as defined, of at least $1.00 for each year thereafter, and incurring expenditures for capital assets of not more than $500,000 for each year. Borrowing under the 2002 Credit Facility at December 31, 2004 was approximately $2,826,000 and $559,000 was available for additional borrowing in accordance with the terms of the 2002 Credit Facility.

     The Company's 100% owned subsidiaries have guaranteed its obligations under the 2002 Credit Facility. These guarantees are full and unconditional, as well as joint and several. The Company's only subsidiary that is not 100% owed represents a joint venture discussed in Note 12. This joint venture does not guarantee the Company's debt obligations, and the balance sheet and operations of this subsidiary are not considered significant to the Company.

9.   Long-term Debt

     In January 2002, we purchased the facility (which we had previously leased) for $1,500,000, transferred it to the Town of Babylon Industrial Development Agency, and then leased the facility from such agency for a term which expires on December 1, 2021. Upon expiration of the lease term, we are entitled to repurchase the facility for a nominal sum. The purchase was financed through the issuance of Town of Babylon Industrial Development Agency Variable Rate Revenue Bonds ("IDA Bonds"). The principal amount of the IDA Bonds, $2,200,000, was used to finance the purchase of the building plus closing costs and future expenditures for building improvements and capital equipment. The financing is structured as a monthly variable rate demand revenue bond secured by a letter of credit with Wells Fargo Bank. The interest rate for the month of December 2004 was 4.0% per annum including the letter of credit fee. In December 2004 and December 2003, we made scheduled annual installment payments of $80,000 in each of those years.

                      Technology Flavors & Fragrances, Inc.
             Notes to Consolidated Financial Statements (Continued)
                 For the years ended December 31, 2004 and 2003


     Future minimum commitments of the IDA Bonds are as follows:

                    2005 .......................................   $   85,000
                    2006 .......................................       85,000
                    2007 .......................................       90,000
                    2008 .......................................       95,000
                    2009 .......................................      100,000
                    Thereafter .................................    1,515,000
                                                                   ----------

                          Total ................................   $1,970,000
                                                                   ==========

10.  Income Taxes

     The income tax benefits for years 2004 and 2003 principally represents tax refunds received from the prior years partially offset by current state franchise taxes and Federal alternative minimum tax.

     Loss before taxes includes income from foreign operations of approximately $355,000 and $187,000 for the years ended December 31, 2004 and 2003, respectively.

     A reconciliation of the income tax benefit at the statutory rate to income tax benefit at the annualized effective tax rate for the years ended December 31, 2004 and 2003 is as follows:

                                                         2004           2003
                                                    ------------  -------------
Computed tax benefit at Federal statutory rate        $(440,693)    $(176,620)
Non-deductible officers' life insurance premiums
 and travel and entertainment expenses                   12,740        10,642
                                                    ------------  ------------
                                                       (427,953)     (165,978)
Change in valuation allowance                           422,026       160,814
                                                    ------------  ------------
Benefit for income taxes                                $(5,927)      $(5,164)
                                                    ============  ============

The components of deferred taxes as of
December 31, 2004 and 2003 are as follows:

                                                         2004           2003
                                                    ------------  -------------
Deferred tax assets:
  Inventory reserve                                    $107,540       $164,540
  Accounts receivable reserve                           182,400         49,400
  Capitalized inventory costs                            68,545         64,334
  Depreciation                                          123,569         88,694
  Intangibles                                           295,993        342,051
  Net operating loss carryforward -- U.S              1,323,906        983,166
  Net operating loss carryforward - Foreign              66,257        181,677
  Tax credits                                           739,860        611,787
  Other                                                  16,282         16,677
                                                    ------------  -------------
Valuation allowance                                   2,924,352      2,502,326
                                                     (2,924,352)    (2,502,326)
                                                    ------------  -------------
Net deferred tax asset                                       $-             $-
                                                    ============  =============



     We have net operating loss carryforwards relating to U.S. operations of approximately $3,500,000 which expire at various dates from 2012 through 2024. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, future ownership changes and other limitations may apply on the utilization of this asset. We have net operating loss carryforwards relating to foreign operations of approximately $180,000 which expires in 2006. We have research and development tax credits of approximately $740,000 which expire at various dates from 2008 through 2024.

                     Technology Flavors & Fragrances, Inc.
             Notes to Consolidated Financial Statements (Continued)
                 For the years ended December 31, 2004 and 2003


11.  Commitments

Lease Obligations

   Future minimum commitments under noncancelable operating and capital leases are as follows:

                                                                                     Operating       Capital
                                                                                      leases          leases
                                                                                    ------------    ---------
        2005 ..............................................................           $136,159       $90,790
        2006 ..............................................................             83,599        59,193
        2007 ..............................................................             43,287        34,575
        2008 ..............................................................             11,578        17,355
        2009 ..............................................................              1,370           421
        Thereafter ........................................................                  -             -
                                                                                    ------------    ---------
        Total minimum lease payments ......................................           $275,993       202,334
                                                                                    ============
        Amounts representing interest .....................................                          (23,142)
                                                                                                    ---------
        Present value of net minimum lease payments (including current
             portion of $77,970) ..........................................                         $179,192
                                                                                                    =========

     Rental expense for the years ended December 31, 2004 and 2003 was $190,000 and $184,000, respectively.

     The net book value of assets under capital leases as of December 31, 2004 and 2003 was $153,000 and $98,000, respectively.

Employment Contracts

   We are obligated under employment contracts providing for annual compensation expiring on various dates through April 2007. Certain other contracts call for us to pay additional compensation based on sales volumes. Future fixed compensation under these contracts, not including commissions based upon sales volume, as of December 31, 2004 amounted to $1,326,000 in year 2005, $409,000 in 2006 and $26,000 in 2007.

12.  Minority Interest

   In August 2003, we formed a new corporate entity in South America in which we own a 51% equity interest while minority shareholders own 49%. This entity had net sales of $105,600 in 2004 and $190,870 in 2003 and a net loss of $48,134 in 2004 and a net profit of $63,380 in 2003 which are reflected in our consolidated Statement of Operations. In accordance with that entity's operating agreement, 50% of the net (loss) profit, $(24,067) and $31,690 for years 2004 and 2003, respectively, has been recorded as minority interest. As of December 31, 2004, the Company has advanced amounts into this entity for operations and thus has a net amount due from the entity of $8,762.

13.  Stockholders' Equity

Stock Option Plans

     In April 2004, our Board of Directors adopted, and in July 2004, our Stockholders approved, the 2004 Stock Option Plan. No options were granted under this option plan.

   We granted stock options under three separate plans: the 1999 Stock Option Plan, the 1996 Stock Option Plan and the 1993 Stock Option Plan.

   Under the 2004, 1999, 1996 and 1993 Option Plans, our employees (including officers and directors who are employees) and the employees of our subsidiaries are eligible for the grant of incentive options to purchase up to a maximum of 1,000,000, 1,000,000, 1,000,000 and 500,000 shares, respectively, which vest immediately or ratably over periods ranging from one to five years. Options may also be granted to other persons, provided that such options are non-qualified options. In the case of an incentive option, the exercise price cannot be less than the fair market value of the shares on the date the option is granted, and if an optionee is a shareholder who beneficially owns 10% or more of our outstanding Common Stock, the exercise price of the incentive options cannot be less than 110% of such fair

                      Technology Flavors & Fragrances, Inc.
             Notes to Consolidated Financial Statements (Continued)
                 For the years ended December 31, 2004 and 2003

market value. The exercise price of non-qualified options shall not be less than the fair market value of our Common Stock at the date of grant and shall be determined by our Board of Directors or the Committee appointed by the Board of Directors. In 1999, our Board of Directors terminated the 1993 Option Plan and no further option grants may be made under such Plan provided, however, that such termination will not affect options that were granted prior to the date of termination.

   The following table summarizes stock option activity for the years ended
December 31, 2004 and 2003:

                                                          2004                         2003
                                               ---------------------------  ----------------------------
                                                            Weighted Avg.                 Weighted Avg.
                                                 Options   Exercise Price     Options    Exercise Price
                                               ----------- ---------------  ------------ ---------------
Outstanding at beginning of year                2,262,629           $1.16     2,269,629           $1.16
Granted                                           211,000             .77             -               -
Exercised                                               -               -             -               -
Expired                                          (303,500)           1.27        (7,000)           1.38
                                               ----------- ---------------  ------------ ---------------
Outstanding at end of year                      2,170,129           $1.11     2,262,629           $1.16
                                               =========== ===============  ============ ===============

Exercisable at end of year                      1,879,129           $1.15     1,944,995           $1.19
                                               =========== ===============  ============ ===============

Weighted average fair value of options
  granted during the year                                            $.59                            $-
                                                           ===============               ===============

     The following table summarizes information on stock options outstanding at December 31, 2004:

                                    Options Outstanding                        Options Exercisable
                   ----------------------------------------------------    ---------------------------
                                   Weighted Average
                                 Remaining Contractual Weighted Average             Weighted Average
Exercise Price        Shares         Life in Years      Exercise Price    Shares     Exercise Price
---------------    ------------- --------------------- ---------------- ---------- ------------------

$.66 -  .97             944,962                   5.9             $.89    733,962               $.93
1.00 - 1.35             710,167                   5.3             1.15    630,167               1.15
1.37 - 1.69             515,000                   3.6             1.46    515,000               1.46
                   ------------- --------------------- ---------------- ---------- ------------------
                      2,170,129                   5.1             1.11  1,879,129               1.15
                   ============= ===================== ================ ========== ==================

     At December 31, 2004, 3,282,417 shares of our Common Stock were reserved for the future issuance of stock under the Plans.

Stock Based Compensation Plans

     We continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for our stock-based compensation plans. Under APB 25, because the exercise price of our stock options equals or exceeds the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

     Pro forma information regarding net income and net income per share is determined as if we had accounted for our stock options granted subsequent to December 31, 1994, using the fair value method estimated at the date of the grant based upon a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.5%; no dividend yield; volatility factor of the expected market price of our Common Stock of 72%; and a weighted-average expected life of the options of 8.3 years at December 31, 2004.

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

                      Technology Flavors & Fragrances, Inc.
             Notes to Consolidated Financial Statements (Continued)
                 For the years ended December 31, 2004 and 2003

14.  Employee Savings Plan

     We have an employee savings and retirement plan covering all non-union employees meeting certain age and length of service requirements, pursuant to
Section 401k of the Internal Revenue Code. Participants may contribute a percentage of compensation, but not in excess of the maximum allowable by law.

   The Plan provides for a voluntary matching contribution by us which is one half of the amount contributed by the participant up to a maximum of 3% per annum. Matching contributions of 1% per annum, which was discontinued in April 2004, amounted to $7,000 in 2004 and $27,000 in 2003. Employees vest in the employer contribution at the rate of 25% per year.

15.  Concentrations of Credit Risk

   Due to the deteriorating financial condition of one of our customers, the Company increased its allowance for doubtful accounts in the fourth quarter of the current year by approximately $250,000.

   Financial instruments, which potentially subject us to concentrations of credit risk, are primarily trade accounts receivable. Ongoing credit evaluation of customers' financial condition is performed and generally no collateral is required. Credit losses have typically been within management's expectations.

   For the years ended December 31, 2004 and 2003, no one customer accounted for more than 10% of our net sales. At December 31, 2004 and 2003, five customers accounted for approximately 32% and 33% of the accounts receivable balance, respectively.

   For the years ended December 31, 2004 and 2003, export sales were approximately 36% and 30%, respectively, of total sales. Our export sales are made to entities located primarily in Canada (12% in 2004 and 10% in 2003) and in Central and South America (19% in 2004 and 18% in 2003). Receivables from such foreign sales at December 31, 2004 and 2003 were approximately 57% and 53%, respectively, consisting of Canada (21% and 15%, respectively) and Central and South America (33% and 36%, respectively), of total accounts receivable.

   Cash and cash equivalent balances are held primarily at one financial institution and may, at times, exceed the amount insurable. We believe we mitigate risk by investing in or through a major financial institution.