Form 10QSB
period 2005-03-31
TECHNOLOGY FLAVORS & FRAGRANCES INC
filed 2005-05-10
CIK 1000048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                YES __X__ N_____O


                      APPLICABLE ONLY TO CORPORATE ISSUERS
-------------------------------------------------------------------------------
The number of outstanding shares of the issuer's common stock, par value $.01 per share, as of May 9, 2005, was 12,833,773.

Transitional Small Business Disclosure Format (check one):


                                YES_____ NO__X__

                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                              INDEX TO FORM 10-QSB

                                 March 31, 2005



PART I - FINANCIAL INFORMATION
                                                                            PAGE
                                                                       ----
       Item 1 - Financial Statements (Unaudited)

                  Consolidated Balance Sheets at March 31, 2005
                  and December 31, 2004..............................    1

                  Consolidated Statements of Operations
                  for the Three Months Ended March 31, 2005
                  and March 31, 2004.................................    2

                  Consolidated Statements of Cash Flows
                  for the Three Months Ended March 31, 2005
                  and March 31, 2004.................................    3
                  Notes to Consolidated Financial Statements.........    4


       Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .....    6

       Item 3 - Controls and Procedures .............................    8

PART II - OTHER INFORMATION..........................................    8


SIGNATURES...........................................................    9

CERTIFICATIONS ......................................................   10

                                     PART I
                           ITEM I FINANCIAL STATEMENTS
                     Technology Flavors & Fragrances, Inc.
                           Consolidated Balance Sheets


                                                            At March 31,   At December 31,
                                                            ------------  ----------------
                                                                 2005           2004
                                                            ------------    ------------
                          ASSETS
Current assets:
    Cash and cash equivalents                               $    299,915    $    223,529
    Receivables                                                3,535,837       2,761,470
    Inventories                                                4,354,501       4,386,925
    Prepaid expenses and other current assets                    105,561          38,008
                                                            ------------    ------------
           Total current assets                                8,295,814       7,409,932
Fixed assets, net                                              2,378,756       2,365,394
Intangible assets, net                                            81,077         121,616
Other assets                                                     697,516         582,222
                                                            ------------    ------------
           Total assets                                     $ 11,453,163    $ 10,479,164
                                                            ============    ============
                       LIABILITIES
Current liabilities:
    Accounts payable                                        $  1,902,811    $  2,089,632
    Accrued expenses                                             380,699         450,505
    Revolving credit facility                                  3,139,500       2,825,973
    Current portion of long-term debt                             85,000          85,000
    Current portion of capital lease obligations                  77,970          77,970
                                                            ------------    ------------
           Total current liabilities                           5,585,980       5,529,080
Long-term debt, less current portion                           2,635,000       1,885,000
Capital lease obligations, less current portion                   80,622         101,222
                                                            ------------    ------------
                                                               8,301,602       7,515,302
Minority interest                                                (32,210)         (8,762)
Commitments and contingencies

                       STOCKHOLDERS' EQUITY
Common stock:
    $ .01 par value, authorized 20,000,000 shares, issued
    13,044,473 shares                                            130,445         130,445
Paid-in capital                                               10,387,272      10,387,272
Accumulated deficit                                           (7,329,003)     (7,505,779)
Treasury stock at cost - 210,700 shares of common               (205,097)       (205,097)
Accumulated comprehensive gain - foreign
    currency translation                                         200,154         165,783
                                                            ------------    ------------
           Total stockholders' equity                          3,183,771       2,972,624
                                                            ------------    ------------
           Total liabilities and stockholders' equity       $ 11,453,163    $ 10,479,164
                                                            ============    ============

                            See accompanying notes.

                      Technology Flavors & Fragrances, Inc.
                      Consolidated Statements of Operations

                                   (Unaudited)



                                                    For the three months
                                                        ended March 31,
                                                ----------------------------
                                                    2005             2004
                                                ------------    ------------
Net sales                                       $  4,538,370    $  4,549,170
Cost of sales                                      2,659,115       2,610,404
                                                ------------    ------------
   Gross profit                                    1,879,255       1,938,766
                                                ------------    ------------
Operating expenses:
   Selling                                           722,821         778,200
   General and administrative                        443,521         461,026
   Research and development                          433,904         459,539
   Amortization                                       49,060          48,750
                                                ------------    ------------
             Total operating expenses              1,649,306       1,747,515
                                                ------------    ------------
Income from operations                               229,949         191,251
Interest expense, net                                (75,157)        (42,152)
                                                ------------    ------------
Income before taxes and minority interest            154,792         149,099
Provision for taxes                                   (1,464)         (2,515)
                                                ------------    ------------
Income before minority interest                      153,328         146,584
Minority interest                                     23,448         (23,414)
                                                ------------    ------------
Net income                                      $    176,776    $    123,170
                                                ============    ============
Net income per common share-basic and diluted   $        .01    $        .01
                                                ============    ============
Weighted average common shares outstanding:
    Basic                                         12,833,773      12,793,773
                                                ============    ============
    Diluted                                       12,982,518      12,793,773
                                                ============    ============


                            See accompanying notes.

                      Technology Flavors & Fragrances, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                          For the three months
                                                              ended March 31,
                                                       -------------------------
                                                           2005            2004
Cash flows from operating activities:
    Net income                                         $   176,776    $   123,170
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                      122,381        127,822
        Minority interest                                  (23,448)        13,222
        Changes in assets and liabilities:
           Accounts receivable                            (746,520)      (672,695)
           Inventories                                      38,457        339,455
           Prepaid expenses and other current assets       (67,553)       (23,180)
           Other assets                                   (123,815)       (20,505)
           Accounts payable                               (188,881)       (11,337)
           Accrued expenses                                (69,806)        10,658
                                                       -----------    -----------
        Net cash used in operating activities             (882,409)      (113,390)
                                                       -----------    -----------
Cash flows from investing activities:
    Purchase of fixed assets                               (86,683)      (109,070)
                                                       -----------    -----------
        Net cash used in investing activities              (86,683)      (109,070)
                                                       -----------    -----------
Cash flows from financing activities:
    Proceeds from revolving credit facility              3,885,000      4,024,000
    Proceeds from term loan                                750,000           --
    Repayment of revolving credit facility              (3,571,473)    (3,732,320)
    Payment of capital lease obligations                   (20,600)       (18,579)
                                                       -----------    -----------
        Net cash provided by financing activities        1,042,927        273,101
                                                       -----------    -----------
Effect of exchange rate changes on cash                      2,551          5,379
                                                       -----------    -----------
Increase in cash and cash equivalents                       76,386         56,020
Cash and cash equivalents - beginning of period            223,529        112,365
                                                       -----------    -----------
Cash and cash equivalents - end of period              $   299,915    $   168,385
                                                       ===========    ===========

      See accompanying notes.



                      TECHNOLOGY FLAVORS & FRAGRANCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

1. BASIS OF PRESENTATION

         Technology  Flavors & Fragrances,  Inc. (the  "company,"  "us," "we" or
"our") creates, develops and manufactures flavor and fragrance products used to provide or enhance flavors or fragrances in a wide variety of consumer and industrial products.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending December
31, 2005. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2004 and our consolidated audited financial statements and footnotes contained therein.

2. INVENTORIES

         Components of inventories are summarized as follows:

                                     March 31, 2005   December 31, 2004
                                     --------------   -----------------

         Raw Materials                $2,604,741           $2,600,992
         Finished Goods                1,749,760            1,785,933
                                       ---------           ----------
                                      $4,354,501           $4,386,925
                                      ==========           ==========

3. MINORITY INTEREST

         Minority  interest relative to the Company's 51% owned joint venture in
South   America   includes   amounts  due  to  the  Company  from  its  minority
shareholders.

4. EARNINGS PER SHARE

         Basic net income per share is calculated using the weighted average number of shares of our common stock outstanding during the period. Diluted net income per share for the three month periods ended March 31, 2005 and 2004 was calculated using the weighted average common stock and common stock equivalents that were outstanding during the period. The effect of common stock equivalents for the three month periods ended March 31, 2005 and 2004 (148,745 shares and 26,092 shares, respectively) was not material and, thus, diluted net income per share for both periods is the same as basic earnings per share.





5. STOCK-BASED COMPENSATION PLANS

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

                                               Three months ended March 31,
                                              ------------------------------
                                                 2005                2004
                                                 ----                ----
       Net income as reported                  $ 176,776          $  123,170
       Deduct: Total stock-based employee
       compensation expense determined under
       fair value method used                    (13,180)             (8,079)
                                               ---------          ---------
       Pro forma net income                    $ 163,596          $  115,091
                                               =========          ==========
       Earnings per share:
         Basic and diluted- as reported        $    0.01          $     0.01
                                               =========          ==========
         Basic and diluted- pro forma          $    0.01          $     0.01
                                               =========          ==========


6. SUBSEQUENT EVENTS

          On April 1, 2005, the Company entered into a definitive merger agreement with FFG Industries, Inc. ("FFG"), pursuant to which FFG will acquire TFF. The acquisition will be made by a tender offer for all issued and outstanding TFF common stock for $1.55 per share in cash, followed by a merger of TFF and FFG. Any shares not tendered will be converted in the merger into the right to receive $1.55 per share in cash. The tender offer is subject to at least 90% of the stockholders of TFF tendering their shares, the purchaser obtaining financing to consummate the offer and other customary conditions.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The following information for the three month periods ended March 31, 2005 and March 31, 2004 has been derived from our unaudited consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2004 and the consolidated audited financial statements included therein.


                                    Three months ended March 31,
                              ------------------------------------------------
                                         2005                    2004
                              ------------------------    -------------------
                                            (amounts in thousands)
Net sales                          $4,538       100.0%     $4,549      100.0%
Gross profit                        1,879        41.4       1,939       42.6
Operating expenses:
    Selling                           723        15.9         778       17.1
    General and administrative        444         9.8         461       10.1
    Research and development          434         9.5         460       10.1
    Amortization                       49         1.1          49        1.1
Income from operations                230         5.1         191        4.2
Interest expense, net                 (75)        1.7         (42)       1.0
Provision for income taxes             (1)          -          (3)         -
Minority interest                      23         0.5         (23)       0.5
Net income                            177         3.9         123        2.7


Net sales. Net sales for the three months ended March 31, 2005 of $4,538,000 were comparable to net sales for the three months ended March 31, 2004 of $4,549,000.

Gross profit. Gross profit, as a percentage of sales, decreased 1.2 % to 41.4% on net sales of $4,538,000 for the three months ended March 31, 2005 from 42.6% on net sales of $4,549,000 for the same period last year due principally to increases in manufacturing overhead costs, principally incoming freight and freight relative to inter-division transfers of materials.

Operating expenses:

         Selling expenses. Selling expenses decreased by $55,000, or 7.1%, to $723,000 for the three months ended March 31, 2005 from $778,000 for the same period last year due principally to reductions in wages and commissions.

         General and administrative expenses. General and administrative expenses decreased by $17,000, or 3.7%, to $444,000 for the three months ended March 31, 2005 from $461,000 for the same period last year due principally to the reduction of one administrative employee.

         Research and development expenses. Research and development expenses decreased by $26,000, or 5.7%, to $434,000 for the three months ended March 31, 2005 from $460,000 for the same period last year due principally to reduction in the use of outside contract services.

         Amortization expense. Amortization expense for the three months ended March 31, 2005 and March 31, 2004 was $49,000 for both periods.

         Total operating expenses. Total operating expenses decreased by $98,000, or 5.6%, to $1,650,000 for the three months ended March 31, 2005 from $1,748,000 for the same period last year as a result of the factors described above.

Interest expense, net. Interest expense for the three months ended March 31, 2005 increased $33,000, or 78.6%, to $75,000 from $42,000 for the same period last year due principally to higher borrowing levels and higher interest rates.

Provision for income taxes. Provision for income taxes represents state franchise taxes and Federal alternative minimum tax of $1,000 for the three months ended March 31, 2005 and $3,000 for last year's comparable period. There were no Federal income tax provisions for the 2005 and 2004 periods since we had available net operating loss carryforwards for which valuation allowances have been recorded.

Minority interest. Minority interest for the three months ended March 31, 2005 and 2004 of $(23,000) and $23,000, respectively, relates to net (loss) income allocated to minority shareholders of our overseas business venture.

Net income. Net income for the three months ended March 31, 2005 was $177,000 as compared to net income of $123,000 for the same period last year.

Liquidity and Capital Resources

         Historically, our financing needs have been met through issuance of equity and debt securities and commercial bank loans. In April 2002, we entered into a 5-year term Loan and Security Agreement with a lender. We call this revolving credit facility the 2002 Credit Facility. The maximum line of credit under the 2002 Credit Facility was initially set at $3,000,000 which increased to $3,500,000 at our option in June 2004.

           Outstanding borrowing under the 2002 Credit Facility bear interest at a rate equal to a prime lending rate plus one-quarter of a percentage point (6.00% at March 31, 2005). Borrowing under the 2002 Credit Facility are subject to certain eligibility requirements relating to our receivables and inventories. Outstanding borrowing is secured by substantially all of our assets, including our product formulations. We must comply with certain financial and other covenants contained in the Loan and Security Agreement which was amended in January 2005, including maintaining tangible net worth of at least $2,012,000 at March 31, 2005 and minimum levels on a quarterly basis thereafter, achieving annual cash flow, as defined, of at least $1.00 and incurring expenditures for capital assets of not more than $500,000 each year. Our subsidiaries have guaranteed our obligations under the 2002 Credit Facility. Borrowing under the 2002 Credit Facility at March 31, 2005 was $3,140,000 and $360,000 was available for additional borrowing in accordance with the 2002 Credit Facility.

         In January 2005, we amended the 2002 Credit Facility to provide additional borrowing up to $2,000,000 in the form of a term loan, modified the financial covenants as stated above and extended the maturity date to April 2008. Borrowing under the term loan shall be repaid based on a 48 month amortization schedule bearing the same interest rate as the 2002 Credit Facility. Borrowing under the term loan included in long-term debt at March 31, 2005 was $750,000 and $1,250,000 was available for additional borrowing in accordance with the terms of the term loan.

         At March 31, 2005, our working capital increased by $829,000, or 44.1%, to $2,710,000 from $1,881,000 at December 31, 2004 due principally to increases in receivables resulting from the increased level of sales. We are committed under non-cancellable operating and capital leases and long-term debt obligations for the upcoming year of approximately $312,000.

                         ITEM 3. CONTROLS AND PROCEDURES

         We evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, our Chief
Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to us which is required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls during our most recent fiscal quarter.


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

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits

                      Exhibit 99.1 - Written Statement of Chief Executive Officer and Chief Financial Officer.

(b)      Reports on Form 8-K

Item 1.01- Entry  into a Material  Definitive  Agreement  On April 1, 2005,  the
           Company issued a press release announcing that it had reached an agreement in principal to be acquired at a price of $1.55 per share. On April 1, 2005, the Company entered into an Agreement and Plan of Merger with FFG Industries, Inc. and FFG Merger corporation. On April 7, 2005, the Company issued a press release announcing that it had executed the definitive merger agreement on April 1, 2005.

Item 2.02- Results of Operation and Financial  Condition On March 31, 2005,  The
           Company issued a press release announcing its earnings and results of operations for the three months and year ended December 31, 2004.

Item 7.01- Regulation FD Disclosure
           See Item 2.02 above. The information in that report was furnished solely pursuant to Item 2.02 and Item 7.01 of that Form.

Item 9.01- Financial Statements and Exhibits.


                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 9, 2005

                     TECHNOLOGY FLAVORS & FRAGRANCES, INC.

                     By /s/   Joseph A. Gemmo
                       ---------------------------------------------------
                              Joseph A. Gemmo
                              Vice President and Chief Financial Officer
                              (Principal Financial Officer and Officer Duly
                              Authorized to Sign on Behalf of Registrant)

                                 CERTIFICATIONS


I, Philip Rosner, Chairman and Chief Executive Officer of Technology Flavors & Fragrances, Inc. (the "Registrant") certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the quarter ended March 31, 2005 of the Registrant;

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

Date: May 9, 2005


/s/ Philip Rosner
------------------------------------
Chairman and Chief Executive Officer

I, Joseph A. Gemmo, Vice President and Chief Financial Officer of Technology Flavors & Fragrances, Inc. (the "Registrant") certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the quarter ended March 31, 2005 of the Registrant;

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

Date: May 9, 2005


/s/ Joseph A. Gemmo
Vice President and Chief Financial Officer